Form 10-Q
period 2007-09-30
COMPELLENT TECHNOLOGIES INC
filed 2007-11-20
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33685

COMPELLENT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	37-1434895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7625 Smetana Lane
Eden Prairie, Minnesota 55344
(952) 294-3300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2007, 30,590,625 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,456	$15,106
Short-term investments	—	258
Accounts receivable, net of allowance of $307 and $430 as of September 30, 2007 and December 31, 2006	12,184	7,918
Inventories	2,550	1,753
Prepaid expenses and other current assets	2,185	313

Total current assets	25,375	25,348

Property and equipment, net	2,199	1,059

Total assets	$27,574	$26,407

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,404	$2,296
Accrued compensation and benefits	1,767	1,482
Accrued liabilities	2,095	753
Deferred revenue, current	5,814	3,132

Total current liabilities	13,080	7,663

Deferred revenue, non-current	2,201	840

Commitments and contingencies

Stockholders’ equity
Convertible preferred stock	59,366	59,366
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,741,169 and 4,422,542 shares issued and outstanding as of September 30, 2007 and December 31, 2006	5	4
Additional paid in capital	579	144
Accumulated deficit	(47,657)	(41,610)

Total stockholders’ equity	12,293	17,904

Total liabilities and stockholders’ equity	$27,574	$26,407

The accompanying notes are an integral part of these financial statements.

COMPELLENT TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenue
Product	$11,168	$5,448	$28,809	$13,529
Product support and services	2,236	885	5,534	2,266

Total revenue	13,404	6,333	34,343	15,795

Cost of revenue
Cost of product	5,551	2,553	14,549	6,560
Cost of product support and services	1,163	618	3,232	1,936

Total cost of revenue	6,714	3,171	17,781	8,496

Gross profit	6,690	3,162	16,562	7,299

Operating expenses
Sales and marketing	5,828	2,798	15,414	7,022
Research and development	2,177	1,454	5,597	4,182
General and administrative	767	414	2,055	1,126

Total operating expenses	8,772	4,666	23,066	12,330

Loss from operations	(2,082)	(1,504)	(6,504)	(5,031)

Other income
Interest income	88	61	457	197

Total other income	88	61	457	197

Net loss	(1,994)	(1,443)	(6,047)	(4,834)

Accretion of redeemable convertible preferred stock	—	6,310	—	6,330

Net loss attributable to common stockholders	$(1,994)	$(7,753)	$(6,047)	$(11,164)

Net loss per common share, basic and diluted	$(0.45)	$(1.94)	$(1.40)	$(2.80)

Shares used in computing net loss per common share, basic and diluted	4,413	4,000	4,304	3,985

The accompanying notes are an integral part of these financial statements.

COMPELLENT TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
	(unaudited)
Operating activities
Net loss	$(6,047)	$(4,834)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	862	548
Compensation expense related to stock options	385	45
Issuance of common stock for services provided	32	—
Changes in operating assets and liabilities
Accounts receivable	(4,266)	(3,438)
Inventories	(797)	(1,151)
Prepaid expenses	(464)	4
Accounts payable	975	833
Accrued liabilities	483	829
Deferred revenues	4,043	1,211

Net cash used in operating activities	(4,794)	(5,953)

Investing activities
Purchase of property and equipment	(2,002)	(648)
Purchase of short-term investments	—	(250)
Maturities of short-term investments	258	—

Net cash used in investing activities	(1,744)	(898)

Financing activities
Proceeds from issuance of preferred stock, net	—	22,424
Proceeds from exercise of stock options	30	13
Payments for repurchase of common stock	(142)	—

Net cash provided by (used in) financing activities	(112)	22,437

Net increase (decrease) in cash and cash equivalents	(6,650)	15,586
Cash and cash equivalents, beginning of period	15,106	2,037

Cash and cash equivalents, end of period	$8,456	$17,623

Supplemental cash flow disclosure:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental non-cash disclosure:
Issuance of common stock for services provided	$15	$—
Vesting of restricted common stock	$116	$—
Prepaid expenses related to initial public offering	$1,393	$—
The accompanying notes are an integral part of these financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Business Description
     Compellent Technologies, Inc., or the Company, develops, markets and services enterprise-class network storage solutions, which include software and hardware. The Company was incorporated in March 2002 and the first revenue was recognized in 2004. Product sales are predominately derived through third-party value added resellers, or channel partners. Corporate headquarters are in Eden Prairie, Minnesota, and the Company has channel partners and end users located in the United States and the rest of the world.
2. Unaudited Interim Financial Information
     The accompanying interim unaudited financial statements have been prepared by Compellent Technologies, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2006 which are included in the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 2, 2007, as amended, relating to the Company’s initial public offering.
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods.
3. Summary of Significant Accounting Policies and Estimates
Revenue Recognition
     The Company applies the provisions of Statement of Position No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, to its combined software and hardware product sales. The Company recognizes product revenue when:
•	Persuasive Evidence of an Arrangement Exists. The Company determines that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.

•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment as title transfers to the end user, with the channel partner acting as a broker. Products shipped with acceptance criteria are not recognized as revenue until all conditional criteria are satisfied.

•	The Fee is Fixed or Determinable. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.

•	Collectibility is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon its review process, revenue is recognized upon cash receipt.
     The Company uses resellers, who act as brokers, to sell its products and refer to such resellers as channel partners. Revenue under reseller arrangements is not recognized until shipment occurs to the end user, the fee is fixed and determinable, collectibility is probable and supported, and there is evidence of a third-party end user sale, generally in the form of a purchase order from the end user to the channel partner. Revenue is the price the Company charges the channel partner. The Company maintains contractual arrangements with its channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment to the end user. In circumstances where the Company sells directly to an end user, the Company’s revenue is the price the Company charges the end user and revenue is recognized upon shipment to the end user.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
     A sale is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. The Company’s determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to software and hardware maintenance and services. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, the Company recognizes revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The Company has determined that it has objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.
     Product revenue consists of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. The Company also derives a portion of its product revenue from software and hardware upgrades, which generally includes new software applications and additional hardware components.
     Product support and services revenue consists of software and hardware maintenance contracts and professional services for installation, training and consulting support. The Company offers software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Revenue is deferred at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement, typically one to three years. The Company generally sells professional services on a time-and-materials basis and recognizes revenue when the services are performed.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. FIN No. 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 were effective for the Company in the first quarter of 2007. Adoption of FIN No. 48 did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.
4. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Component materials	$220	$221
Finished systems	2,330	1,532

	$2,550	$1,753

5. Property and Equipment
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Computer equipment	$490	$349
Office furniture and equipment	3,707	2,384
Computer software	405	291
Leasehold improvements	457	33

	5,059	3,057
Accumulated depreciation and amortization	(2,860)	(1,998)

	$2,199	$1,059

6. Line of Credit
     In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. The financial institution may demand payment on this line of credit at any time, whether or not an event of default has occurred. Borrowings under the line of credit are limited by a $1.4 million letter of credit securing a real estate lease obligation, reducing the availability of the line of credit to $4.6 million at September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006 there were no borrowings outstanding on the line of credit. Interest is at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit. The line of credit includes various covenants; however, there are no financial covenants. At September 30, 2007 and December 31, 2006, the Company was in compliance with all of the covenants under this agreement. The Company has pledged a certificate of deposit as collateral under the line of credit in the event of default.
7. Stockholders’ Equity
Reverse Stock Split
     On September 14, 2007, the Company effected a one-for-two-and-one-half (1:2.5) reverse split of the Company’s common stock and convertible preferred stock. In this report, share and per share data have been adjusted retroactively to reflect the reverse stock split.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
Convertible Preferred Stock
     As of September 30, 2007 and December 31, 2006, the Company had the following classes of convertible preferred stock:
•	Series A-1 preferred stock; $0.001 par value, 7,723,996 shares authorized; 7,723,994 issued and outstanding.

•	Series A-2 preferred stock; $0.001 par value, 4,104,791 shares authorized; 4,104,788 issued and outstanding.

•	Series B preferred stock; $0.001 par value, 4,943,154 shares authorized; 4,943,149 issued and outstanding.

•	Series C preferred stock; $0.001 par value, 2,167,238 shares authorized; 2,167,233 issued and outstanding.
     The holders of preferred stock may, at their option, convert at any time their shares of preferred stock into shares of common stock. The preferred stock converts to common on a 1-for-1 ratio. Each share of preferred stock will automatically be converted into shares of common stock if 70% of the shares of preferred stock, voting as a single class vote in favor of a conversion or if a public offering is closed at $8.00 (as amended from $20.78 on September 14, 2007 in conjunction with the reverse stock split) or more per share and cash proceeds (net of underwriting discounts, commissions and expenses) to the Company of at least $30 million, in each case at the conversion rate on the date of the event.
Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R) under the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     The stock-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Cost of product	$25	$—	$52	$—
Sales and marketing	88	2	290	29
Research and development	41	2	96	3
General and administrative	18	10	67	13

Stock-based compensation expense before income tax benefit	172	14	505	45
Income tax benefit	—	—	—	—

Total stock-based compensation expense, net of tax benefit	$172	$14	$505	$45

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
Valuation Assumptions
     The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Risk-free interest rate	4.29%	4.73%	4.49%	4.68%
Expected life (years)	5	5	5	5
Expected volatility	59.60%	30.57%	64.75%	30.43%
Expected dividend yield	—	—	—	—
Expected forfeiture rate	—	—	—	—
     The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. Volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. The Company has not paid dividends in the past and it does not expect to in the foreseeable future. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Forfeitures have been insignificant during each of the periods presented herein.
Stock Options
     A summary of option activity under terms of the 2002 Stock Option Plan, or the 2002 Plan, is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share
Balance at December 31, 2006	941,223	$0.39
Granted	860,947	3.57
Exercised	(599,808)	0.76
Cancelled	(34,103)	1.01

Balance at September 30, 2007 (unaudited)	1,168,259	$2.53

Options exercisable at September 30, 2007 (unaudited)	216,828	$0.30

     The weighted-average fair value of the options granted was $6.17 and $4.48 during the three and nine months ended September 30, 2007, and was $0.16 and $0.11 during the three and nine months ended September 30, 2006.
     The total intrinsic value of the options exercised was $103,000 and $2.7 million during the three and nine months ended September 30, 2007, and was $13,000 and $18,000 during the three and nine months ended September 30, 2006.
     As of September 30, 2007 and December 31, 2006 there was $2.3 million and $93,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2002 Plan. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 and 2.5 years, respectively.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
     Certain stock options granted under the Company’s 2002 Plan provide the employee option holder the right to elect to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated either voluntarily or involuntarily. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. As of September 30, 2007 and December 31, 2006, cash received for early exercise of options totaled $429,000 and $104,000, respectively.
     During the nine months ended September 30, 2007, the Company purchased 301,667 unvested shares of restricted stock at a price of $1.25 per share, which was above the original exercise price of $0.30 per share. The Company also issued new option agreements to purchase the same number of shares at an exercise price of $1.25 per share. These transactions resulted in substance to be a modification of the original award. In accordance with SFAS No. 123(R), the Company fair valued the original award just before the modification and the new award just after the modification using the Black Scholes methodology. It was determined that the fair value of the new awards was greater than the value of the original awards, as modified. In addition, a settlement of the original awards was deemed to have occurred. The Company recorded compensation expense of $120,000 representing the additional value of the new awards and a settlement charge of $116,000 related to the original awards, as modified. The employees immediately early exercised their right to purchase restricted shares under the new option awards.
     A summary of non-vested shares of restricted common stock is as follows:

Number
of Shares
Balance at December 31, 2006	348,000

Stock options exercised for unvested restricted shares	475,000

Vested	(213,607)

Repurchased	(301,667)

Balance at September 30, 2007 (unaudited)	307,726

8. Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including stock options, convertible preferred stock, and common stock with vesting restrictions.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
     The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Net loss attributable to common stockholders	$(1,994)	$(7,753)	$(6,047)	$(11,164)

Weighted-average common shares outstanding	4,739	4,269	4,644	4,075

Weighted-average common shares with vesting restrictions	(326)	(269)	(340)	(90)

Weighted-average common shares used in computing net loss per share, basic and diluted	4,413	4,000	4,304	3,985

Net loss per common share, basic and diluted	$(0.45)	$(1.94)	$(1.40)	$(2.80)

     The following outstanding options, common stock with vesting restrictions and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
Options to purchase common stock	1,168	898	1,168	898

Common stock with vesting restrictions	308	348	308	348

Convertible preferred stock (as converted)	18,939	18,939	18,939	18,939
9. Income Taxes
     The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2007 and 2006. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2007 and December 31, 2006.
10. Commitments and Contingencies
Indemnification Obligations
     The Company has agreements with its channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its financial statements.
     As permitted under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its executive officers, directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at its request in such capacity. These indemnification obligations are valid as long as the executive officer, director

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates its exposure and generally enables the Company to recover a portion of any future amounts paid.
Legal Matters
     The Company is from time to time subject to various legal proceedings arising in the ordinary course of business. There are no matters, as of September 30, 2007, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, a preliminary hearing was held on August 1, 2007 pursuant to which the arbitrator directed the channel partner to specify its claims, specify monetary damages and file any motion to enjoin additional parties. On August 8, 2007, the channel partner filed an amended Statement of Claims, which requested to recover $1.7 million in damages. The channel partner claims the Company allegedly breached its channel partner agreement and allegedly tortuously interfered with its business advantage by offering identical pricing to another of the Company’s channel partners for use in its response to a request for proposal to an end user. The Company believes the claims are without merit and intends to defend itself vigorously, but the Company is unable to predict the likelihood of an outcome.
11. Segment and Geographic Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable industry segment: the design, marketing, and technical support of enterprise class network storage solutions. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance.
     The following table is based on the geographic location of the channel partner or end user who purchased the Company’s products. For sales to channel partners, their geographic location may be different from the geographic locations of the end user. Historically, channel partners located in the United States have generally sold the Company’s products to end users located in the United States. Total revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
Revenue
United States	$11,997	$6,183	$30,660	$15,379
International	1,407	150	3,683	416

Total	$13,404	$6,333	$34,343	$15,795

12. Subsequent Events
Initial Public Offering
     On October 9, 2007, the Company completed its initial public offering in which it sold 6,900,000 shares of common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and estimated offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the closing of the offering were automatically

COMPELLENT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
converted into 18,939,164 shares of common stock and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.
2007 Equity Incentive Plan
     The Company’s board of directors adopted the 2007 Equity Incentive Plan in August 2007 and its stockholders approved the 2007 Equity Incentive Plan in September 2007. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2007 Equity Incentive Plan is 4,200,000, plus any shares subject to outstanding stock awards granted under the 2002 Plan that expire or terminate for any reason prior to their exercise or settlement. The 2007 Equity Incentive Plan became effective on October 9, 2007. In connection with the Company’s initial public offering, the 2002 Plan terminated so that no further awards may be granted under this plan.
2007 Employee Stock Purchase Plan
     The Company’s board of directors adopted the 2007 Employee Stock Purchase Plan in August 2007 and its stockholders approved the 2007 Employee Stock Purchase Plan in September 2007. The 2007 Employee Stock Purchase Plan became effective on October 9, 2007 and authorizes the issuance of 1,000,000 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates following the closing of the Company’s initial public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:
•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing; and

•	our ability to protect our intellectual property rights

•	pricing and availability of our suppliers’ products.
In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
     The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1, filed with the SEC on July 2, 2007, as amended, relating to our initial public offering.
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of September 30, 2007, Storage Center was being utilized by over 640 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.
     We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. Our sales team is spread geographically throughout the United States. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house or outsourced manufacturing. We believe these combined strategies create an efficient and scalable business model that enables us to reduce operating costs and improve capital efficiency.

Subsequent Event
     On October 9, 2007, we completed our initial public offering in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and estimated offering expenses.
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2006 which are included in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 2, 2007, as amended, relating to our initial public offering. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2007.
     The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following table sets forth a summary of our Statements of Operations and the related changes for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$	%	2007	2006	$	%
	(unaudited)
	(dollars in thousands)
Revenue
Product	$11,168	$5,448	$5,720	105.0%	$28,809	$13,529	$15,280	112.9%
Product support and services	2,236	885	1,351	152.7	5,534	2,266	3,268	144.2

Total revenue	13,404	6,333	7,071	111.7	34,343	15,795	18,548	117.4

Cost of revenue
Cost of product	5,551	2,553	2,998	117.4	14,549	6,560	7,989	121.8
Cost of product support and services	1,163	618	545	88.2	3,232	1,936	1,296	66.9

Total cost of revenue	6,714	3,171	3,543	111.7	17,781	8,496	9,285	109.3

Gross profit	6,690	3,162	3,528	111.6	16,562	7,299	9,263	126.9

Operating expenses
Sales and marketing	5,828	2,798	3,030	108.3	15,414	7,022	8,392	119.5
Research and development	2,177	1,454	723	49.7	5,597	4,182	1,415	33.8
General and administrative	767	414	353	85.3	2,055	1,126	929	82.5

Total operating expenses	8,772	4,666	4,106	88.0	23,066	12,330	10,736	87.1

Loss from operations	(2,082)	(1,504)	(578)	(38.4)	(6,504)	(5,031)	(1,473)	(29.3)

Other income
Interest income	88	61	27	44.3	457	197	260	132.0

Total other income	88	61	27	44.3	457	197	260	132.0

Net loss	(1,994)	(1,443)	(551)	(38.2)	(6,047)	(4,834)	(1,213)	(25.1)

Accretion of redeemable convertible preferred stock	—	6,310	(6,310)	(100.0)	—	6,330	(6,330)	(100.0)

Net loss attributable to common stockholders	$(1,994)	$(7,753)	$5,759	74.3%	$(6,047)	$(11,164)	$5,117	45.8%

Comparison of Three Months Ended September 30, 2007 and 2006
Revenue
     Revenue and the related changes for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Revenue
Product	$11,168	83.3%	$5,448	86.0%	$5,720	105.0%
Product support and services	2,236	16.7	885	14.0	1,351	152.7

Total revenue	$13,404	100.0%	$6,333	100.0%	$7,071	111.7%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 45% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount from 47 to 103 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased from over 340 as of September 30, 2006 to over 640 as of September 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 163% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 40% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007		2006
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Cost of revenue
Cost of product	$5,551	49.7%	$2,553	46.9%	$2,998	117.4%
Cost of product support and services	1,163	52.0	618	69.8	545	88.2

	$6,714	50.1%	$3,171	50.1%	$3,543	111.7%

Gross margin		49.9%		49.9%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $129,000 related to growth in our customer service and technical support headcount from 14 people to 24 people and increased hardware service fees of $258,000 charged by Anacomp, Inc., our third-party hardware maintenance provider, associated with the continuing growth of our installed base.

     Gross Margin. Gross margin remained flat due to revenue and cost of revenue fluctuating as discussed above.
Operating Expenses and Other Income
     Operating expenses and other income and the related changes for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Operating expenses
Sales and marketing	$5,828	43.5%	$2,798	44.2%	$3,030	108.3%
Research and development	2,177	16.2	1,454	23.0	723	49.7
General and administrative	767	5.7	414	6.5	353	85.3

Total operating expenses	$8,772	65.4%	$4,666	73.7%	$4,106	88.0%

Other income	$88	0.7%	$61	1.0%	$27	44.3%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount from 47 people to 103 people, resulting in a $1.9 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $288,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $667,000 of expense related to partner programs, trade shows and other promotional activities. Facilities related costs also increased $112,000, due primarily to our relocation to our new executive headquarters in March 2007.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount from 39 people to 46 people, resulting in a $342,000 increase in salaries, employee benefits and stock-based compensation expense, an increase of $236,000 in supplies and prototype material costs, and an increase of $120,000 in legal fees associated with intellectual property.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount from six people to 12 people resulting in a $119,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $66,000 for outside legal, accounting, valuation, and consulting services pertaining to general corporate matters and depreciation expense increased $73,000 due to higher gross asset balances.
     Other Income. Other income increased primarily due to increased interest income resulting from higher cash and cash equivalent balances following the closing of the Series C preferred stock financing in September 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006
Revenue
     Revenue and the related changes for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Revenue
Product	$28,809	83.9%	$13,529	85.7%	$15,280	112.9%
Product support and services	5,534	16.1	2,266	14.3	3,268	144.2

Total revenue	$34,343	100.0%	$15,795	100.0%	$18,548	117.4%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 89% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount from 47 to 103 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased from over 340 as of September 30, 2006 to over 640 as of September 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 143% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 157% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007		2006
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Cost of revenue
Cost of product	$14,549	50.5%	$6,560	48.5%	$7,989	121.8%
Cost of product support and services	3,232	58.4	1,936	85.4	1,296	66.9

	$17,781	51.8%	$8,496	53.8%	$9,285	109.3%

Gross margin		48.2%		46.2%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $488,000 related to growth in our customer service and technical support headcount from 14 people to 24 people and increased hardware service fees of $579,000 charged by Anacomp, Inc., our third-party hardware maintenance provider, associated with the continuing growth of our installed base.

     Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.
Operating Expenses and Other Income
     Operating expenses and other income and the related changes for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
		(dollars in thousands)
Operating expenses
Sales and marketing	$15,414	44.9%	$7,022	44.5%	$8,392	119.5%
Research and development	5,597	16.3	4,182	26.5	1,415	33.8
General and administrative	2,055	6.0	1,126	7.1	929	82.5

Total operating expenses	$23,066	67.2%	$12,330	78.1%	$10,736	87.1%

Other income	$457	1.3%	$197	1.2%	$260	132.0%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount from 47 people to 103 people, resulting in a $5.0 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $657,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $1.5 million of expense related to partner programs, trade shows and other promotional activities. Facilities related costs also increased $324,000, due primarily to our relocation to our new executive headquarters in March 2007.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount from 39 people to 46 people, resulting in a $751,000 increase in salaries, employee benefits and stock-based compensation expense, an increase of $455,000 in supplies and prototype material costs, and an increase of $122,000 in legal fees associated with intellectual property.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount from six people to 12 people resulting in a $438,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $108,000 for outside legal, accounting, valuation, and consulting services pertaining to general corporate matters and depreciation expense increased $187,000 due to higher gross asset balances.
     Other Income. Other income increased primarily due to increased interest income resulting from higher cash and cash equivalent balances following the closing of the Series C preferred stock financing in September 2006.
Liquidity and Capital Resources
     Since our inception in March 2002, we have generated operating losses in every quarter resulting in an accumulated deficit of $47.7 million as of September 30, 2007. We have financed our operations to date primarily through issuances of preferred stock. Through September 30, 2007, we have received net proceeds of $53.1 million from the issuance of common and preferred stock. We closed our initial public offering in October 2007 and raised cash proceeds of $84.6 million, net of underwriting discounts and commissions and estimated offering expenses. Working capital as of September 30, 2007 was $12.3 million, consisting of $25.4 million in current assets and $13.1 million in current liabilities. Our cash is invested primarily in money market accounts and commercial certificates of deposit with maturities less than 90 days from the date of purchase. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.

Cash Flows
     The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(4,794)	$(5,953)

Net cash used in investing activities	(1,744)	(898)

Net cash provided by (used in) financing activities	(112)	22,437

Net increase (decrease) in cash and cash equivalents	$(6,650)	$15,586

Operating Activities
     Cash used in operating activities was $4.8 million for the nine months ended September 30, 2007. We incurred a net loss of $6.0 million, which included non-cash charges consisting of $862,000 in depreciation and $385,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts receivable of $4.3 million, partially offset by an increase in deferred revenue of $4.0 million and an increase in accounts payable of $1.0 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
     Cash used in operating activities was $6.0 million in the nine months ended September 30, 2006. We incurred a net loss of $4.8 million, which included non-cash charges of $548,000, comprised primarily of depreciation. Other uses of cash in operating activities included an increase in accounts receivable of $3.4 million and an increase in inventories of $1.2 million, partially offset by an increase in deferred revenue of $1.2 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in inventory primarily relates to an increase in demonstration and evaluation units for our prospective end users and an increase in hardware replacement components, due to the increase in the number of installed systems. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
Investing Activities
     Cash used in investing activities was $1.7 million for the nine months ended September 30, 2007, consisting of $2.0 million for the purchase of property and equipment, partially offset by the sale of short-term investments of $258,000.
     Cash used in investing activities was $898,000 for the nine months ended September 30, 2006, consisting of $648,000 for the purchase of property and equipment and $250,000 for the purchase of short-term investments.
Financing Activities
     Cash used in financing activities was $112,000 in the nine months ended September 30, 2007. The primary use of these funds was stock repurchases of $142,000, offset by exercises of stock options to purchase our common stock of $30,000.
     Cash provided by financing activities was $22.4 million in the nine months ended September 30, 2006 primarily from the issuance of Series B preferred stock in January 2006 and Series C preferred stock in September 2006.
Operating and Capital Expenditure Requirements
     To date, we have not achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses as we continue to expand our business and build our infrastructure.

     We believe the net proceeds from our initial public offering (see Note 12 to the Notes to Financial Statements), together with our cash balances, interest income we earn on these balances and our credit facility will be sufficient to meet our anticipated cash requirements through at least the next 12 months. If our available cash balances and net proceeds from our initial public offering are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into another credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
     Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our sales and marketing activities and research and development activities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in “Part II — Other Information, Item 1A. Risk Factors” of this Form 10Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
     Our future capital requirements will depend on many factors, including but not limited to the following:
•	the revenue generated by sales of Storage Center;

•	our ability to control our costs;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Form S-1 filed with the SEC on July 2, 2007, as amended, in connection with our initial public offering, other than scheduled payments through September 30, 2007. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Form S-1 for a description of our contractual obligations.
Credit Facility
     In November 2006, we entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. The financial institution may demand payment on this line of credit at any time, whether or not an event of default has occurred. Borrowings under the line of credit are limited by a $1.4 million letter of credit securing a real estate lease obligation, reducing the availability of the line of credit to $4.6 million at September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, there were no borrowings outstanding on the line of credit. Interest is at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit. The line of credit includes various covenants; however, there are no financial covenants. At September 30, 2007 and December 31, 2006, we were in compliance with all of the covenants under this agreement. We have pledged a certificate of deposit as collateral under the line of credit in the event of default.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements
     See Note 3 to the Notes to Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to market risk is confined to our cash and cash equivalent balances and short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalent balances. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of short-term and highly liquid time deposits. The time deposits in our portfolio, due to their very short-term nature, are subject to minimal interest rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting:
     There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Significant Deficiencies in Internal Control over Financial Reporting
     Our independent registered public accounting firm in our 2006 audit identified two significant deficiencies relating to our lack of appropriate financial management and reporting infrastructure and the lack segregation of duties in our finance department, as disclosed in our Registration Statement on Form S-1, filed with the SEC on July 2, 2007, as amended, relating to our initial public offering.
     Throughout the three months ended September 30, 2007, we continued to refine and utilize our improved internal control processes, which were implemented as part of a remediation plan designed to address the significant deficiencies identified in our 2006 audit by our independent registered public accounting firm, including; (i) utilizing improved policies and procedures to ensure a review of contracts is performed and VSOE has been established and maintained prior to revenue recognition; (ii) refining our policies for the designation of duties for inputting, reviewing and reconciling billing processes as well as reviews by management; (iii) continuing to limit access to our information technology systems with financial impact to those individuals who require access to fulfill their job responsibilities; (iv) increasing uniformity and consistency with respect to customer contracts, accounting records and related documentation; and (v) maintaining an increased level of management review of key processes, particularly the revenue cycle and sales process.
     Although we have taken measures to remediate the significant deficiencies identified by our independent registered public accounting firm, we cannot conclude that we have remediated such significant deficiencies. We plan to continue to evaluate our internal controls and make improvements as appropriate.
Inherent Limitations of Internal Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, a preliminary hearing was held on August 1, 2007 pursuant to which the arbitrator directed the channel partner to specify its claims, specify monetary damages and file any motion to enjoin additional parties. On August 8, 2007, the channel partner filed an amended Statement of Claims, which requested to recover $1.7 million in damages. The channel partner claims we allegedly breached our channel partner agreement and allegedly tortiously interfered with their business advantage by offering identical pricing to another of our channel partners for use in their response to a request for proposal to an end user. We believe the claims are without merit and intend to defend ourselves vigorously, but we are unable to predict the likelihood of an outcome.
     From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business.
Item 1A. Risk Factors.
     We have identified the following risks and uncertainties that may harm on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes.
Risks Related to Our Business
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not been profitable in any quarterly period since we were formed. We incurred net losses of $11.4 million, $9.1 million and $6.8 million for the years ended December 31, 2004, 2005 and 2006, respectively, and $4.8 million and $6.0 million for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, our accumulated deficit was $47.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach profitability.
Our quarterly operating results may fluctuate significantly, which makes our future results difficult to predict.
     Our quarterly operating results fluctuate due to a variety of factors, many of which are outside of our control. Our future revenues are difficult to predict. A significant portion of our sales typically occurs during the last month of a quarter. As a result, we typically cannot predict our revenues in any particular quarter with any certainty until late in that quarter. In addition, we operate with very little order backlog because our storage products typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Revenues for any future period are not predictable with any significant degree of certainty. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Moreover, spending on storage solutions has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of business enterprises. We believe our recent rapid growth has masked the cyclicality and seasonality of our business. The third quarter is generally the slowest sales quarter in the storage industry. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, we may incur higher losses and may never reach profitability. Our operating results may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of our expenses varies with our revenues. As a result, our quarterly operating results are difficult to predict, even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.
     In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:
•	hardware and software configuration and mix;

•	fluctuations in demand, including due to seasonality, for our products and services;

•	changes in pricing by us in response to competitive pricing actions;

•	reductions in end users’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of Storage Center in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet end user requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	the extent to which our end users renew their service and maintenance agreements with us;

•	volatility in our stock price, which may lead to higher stock compensation expenses; and

•	general economic conditions in our domestic and international markets.
The markets in which we compete are highly competitive and dominated by large corporations and we may not be able to compete effectively.
     The storage market is intensely competitive and is characterized by rapidly changing technology. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross margin, increased sales and marketing expense and failure to increase, or the loss of, market share or expected market share which would likely result in lower revenue.
     Our ability to compete depends on a number of factors, including:
•	our products’ functionality, scalability, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain value-added resellers, which we refer to as channel partners;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.
     Potential end users may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In the event a potential end user decides to evaluate a new storage system, the end user may be more inclined to select one of our competitors whose product offerings are broader than just storage systems. In addition, potential end users may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Most of our new end users have installed storage systems, which gives an incumbent competitor an advantage in retaining an end user because it already understands the network infrastructure, user demands and information technology needs of the end user, and also because it is costly and time-consuming for end users to change storage systems.

     A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, including a number of established public companies, such as Dell, Inc., which announced plans to purchase EqualLogic, Inc. on November 5, 2007, EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and Network Appliance, Inc., and newly public companies, such as 3PAR, Inc. and a number of private companies, such as Xiotech Corporation and others. Some of our competitors, including Dell, EMC and Network Appliance, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and reduced gross margins.
Aggressive business tactics by our competitors may reduce our revenue.
     Increased competition in the markets in which we compete may result in aggressive business tactics by our competitors, including:
•	selling at a discount;

•	offering bundled software at no charge;

•	announcing competing products combined with extensive marketing efforts;

•	offering to repurchase our system from existing end users;

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights irrespective of the validity of the claims.
     If we fail to compete successfully against our current and future competitors, or if our current or future competitors employ aggressive business tactics, including those described above, demand for Storage Center could decline, we could experience delays or cancellations of end users orders, or we could be required to reduce our prices or increase our expenses.
We are dependent on a single product, and the lack of continued market acceptance of Storage Center would result in lower revenue.
     Storage Center accounts for all of our revenue and will continue to do so for the foreseeable future. As a result, our revenue could be reduced by:
•	any decline in demand for Storage Center;

•	the failure of Storage Center to achieve continued market acceptance;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Storage Center;

•	technological innovations or new communications standards that Storage Center does not address; and

•	our inability to release enhanced versions of Storage Center on a timely basis.
     We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to ever achieve profitability and our stock price would decline.
Our products must meet exacting specifications, and defects and failures may occur, which may cause channel partners or end users to return or stop buying our products.
     Our channel partners and end users generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain undetected defects and failures when they are first introduced or as new versions are released. We have in the past and may in the future discover software errors in new versions of Storage Center or new products or product enhancements after their release or introduction, which could result in lost revenue during the period required to correct such errors. Despite testing by us and by current and potential end users, errors may not be found in new releases or products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Storage Center may also be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. If defects or failures occur in Storage Center, a number of negative effects in our business could result, including:
•	lost revenue;

•	increased costs, including warranty expense and costs associated with end user support;

•	delays or cancellations or rescheduling of orders or shipments;

•	product returns or discounts;

•	diversion of management resources;

•	damage to our reputation and brand equity;

•	payment of damages for performance failures;

•	reduced orders from existing channel partners and end users; and

•	declining interest from potential channel partners or end users.
     In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our channel partners and end users. Our revenue could be lower and our expenses could increase if any of the foregoing occurs.
     Our end users utilize Storage Center to manage their data. As a result, we could face claims resulting from any loss or corruption of our end users’ data due to a product defect. Our contracts with end users contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and could result in public perception that our products are not effective, even if the occurrence is unrelated to the use of our products or services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our costs to defend and cover such claims, if any, will increase.
We may not sustain our percentage growth rate, and we may not be able to manage any future growth effectively.
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $23.3 million in 2006. We do not expect to achieve similar percentage growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve profitability and our stock price could decline.
     Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:
•	increase our channel partners and end users in the small to medium size enterprises, or SME market;

•	address new markets, such as large enterprise end users and end users outside the United States;

•	control expenses;

•	recruit, hire, train and manage additional qualified engineers;

•	add additional sales and marketing personnel;

•	expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.
     We intend to increase our investment in research and development, sales and marketing, and general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could increase our net losses.

     If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end user requirements, maintain product quality, execute on our business plan or respond to competitive pressures, which could result in lower revenue and a decline in our stock price.
Our gross margin may vary and such variation may make it more difficult to forecast our earnings.
     Our gross margin has been and may continue to be affected by a variety of other factors, including:
•	demand for Storage Center and related services;

•	discount levels and price competition;

•	average order system size and end user mix;

•	hardware and software component mix;

•	the cost of components;

•	level of fixed costs of customer service personnel;

•	the mix of services as a percentage of revenue;

•	new product introductions and enhancements; and

•	geographic sales mix.
     Changes in gross margin may result from various factors such as continued investments in our Copilot Services, increases in our fixed costs, changes in the mix between technical support services and professional services, as well as the timing and amount of maintenance agreement initiations and renewals.
We receive a substantial portion of our revenue from a limited number of channel partners, and the loss of, or a significant reduction in, orders from one or more of our major channel partners would result in lower revenue.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. We receive a substantial portion of our revenue from a limited number of channel partners. For 2004, 2005 and 2006, our top ten channel partners accounted for 81%, 70% and 53% of our revenue, respectively. No channel partner accounted for more than 10% of our revenue in 2004, 2005 or 2006. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.
We may not be able to maintain existing channel partners or grow our business to include more channel partners and large enterprise end users.
     In order for us to maintain our current revenue sources and grow our revenue, we must effectively manage and grow relationships with qualified channel partners that have relationships with SMEs. In order to execute on our strategy to expand our sales to large enterprises and to end users internationally, we must develop relationships with channel partners that sell into these markets. Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
If our channel partners give higher priority to our competitors’ storage products we may be unable to grow our revenue and we may continue to incur net losses.
     We have no long-term contracts with any of our channel partners, and our reseller agreements with our channel partners do not prohibit them from offering competitive products or services. Many of our channel partners also sell competitors’ products. Our competitors may be effective in providing incentives to our existing and potential channel partners to favor their products or to prevent or reduce sales of Storage

Center. Our channel partners may choose not to offer our products exclusively or at all. Moreover, the channel partners that we do business with also compete with one another. If one of our channel partners views our arrangement with another partner as competing with its products, it may decide to stop doing business with us. If we fail to establish and maintain successful relationships with channel partners our revenues will be reduced and we may continue to incur net losses.
The loss of any key suppliers or the failure to accurately forecast demand for our products or successfully manage our relationships with our key suppliers could negatively impact our ability to sell our products.
     We maintain relatively low inventory, generally only for repairs and evaluation and demonstration units, and acquire components only as needed on a purchase order basis, and neither we nor our key suppliers enter into supply contracts for these components. As a result, our ability to respond to channel partner or end user orders efficiently may be constrained by the then-current availability, terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If we or our suppliers inaccurately forecast demand for our products, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our products, as well as damage our channel partner or end user relationships.
     We currently rely on a limited number of suppliers for components such as system controllers, enclosures, disk drives and switches utilized in the assembly of Storage Center. We generally purchase components on a purchase order basis and do not have long-term supply contracts with these suppliers. In particular, we rely on Bell Microproducts, Inc., a value-added distributor, to provide us with customized system controllers, which Bell Microproducts generally obtains from Supermicro Computer, Inc., a server and component manufacturer. We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with their custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc., a disk drive manufacturer. Our reliance on these key suppliers reduces our control over the manufacturing process, exposing us to risks, including reduced control over product quality, production costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components, because we do not have long-term supply commitments and generally purchase our products on a purchase order basis. Component quality is particularly significant with respect to our suppliers of disk drives. To meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives that could result in component shortages, selective supply allocations and increased prices of such components. We may not be able to obtain our full requirements of components, including disk drives, that we need for our storage products or the prices of such components may increase. If we fail to effectively manage our relationships with our key suppliers, or if our key suppliers increase prices of components, experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our channel partners or end users could be impaired and our competitive position and reputation could be adversely affected. Qualifying a new key supplier is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end user relationships.
If our third-party repair service fails to timely and correctly resolve hardware failures experienced by our end users, our reputation will suffer, our competitive position will be impaired and our expenses could increase.
     We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer our competitive position will be impaired and our expenses could increase. Our agreement with Anacomp automatically renews for successive two year periods, commencing in March 2008, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 90 days prior to the end of the two year term. In addition, either party may immediately terminate the agreement for a material breach by the other party that is not cured within 30 days. If Anacomp were to end their relationship with us, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
If we are unsuccessful in developing and selling new products, services and product enhancements, our competitive position will be adversely affected and our ability to grow our revenue will be impaired.
     We operate in a dynamic environment characterized by rapid technological change, changing end user needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our competitiveness and future success depend on our ability to anticipate, develop, market and support new products and product enhancements on a timely and cost effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our end users. We may fail to develop and market products and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services, or fail to develop products and services that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such products and services on a timely basis would erode our competitive position and impair our ability to grow our revenue.
     As part of our product development efforts, we release new versions of our software and related applications on a regular basis. Due to the complexity of enterprise storage products and the difficulty in gauging the development effort required to produce new versions and new products, these new versions and new products are subject to significant technical risks. New versions and new products may not be introduced on a timely basis or at all. If potential new products are delayed or do not achieve market acceptance, our revenue may be reduced and our competitive position may be impaired.
     We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. However, licenses to relevant third-party technology may not be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products and any such delays may adversely affect our revenue and our ability to compete.
If our channel partners fail to timely and correctly install and configure our storage systems, or face disruptions in their business, our reputation will suffer, our competitive position could be impaired and we could lose customers.
     In addition, to our small team of installation personnel we rely upon some of our channel partners to install Storage Center at our end user locations. Our channel partner agreements generally contain provisions requiring installation and configuration training by the channel partners, which we may waive at our discretion. Although we train and certify our channel partners on the installation and configuration of Storage Center, end users have in the past encountered installation and configuration difficulties. In addition, if one or more of our channel partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change or add additional channel partners, installation and configurement of Storage Center to our end users could be delayed, our revenue could be reduced and our ability to compete could be impaired. As a significant portion of our sales occur in the last month of a quarter, our end users may also experience installation delays following a purchase if we or our channel partners have too many installations in a short period of time. We currently maintain a small team of installation personnel. As our business grows we will need to recruit, train and retain additional installation personnel and may not be able to do so, which would adversely affect our ability to compete. If we or our channel partners fail to timely and correctly install and configure Storage Center, end users may not purchase additional products and services from us, our reputation could suffer and our revenue could be reduced. In addition, we will incur additional expenses to correctly install and configure Storage Center to meet the expectations of our end users.
As we enter new markets we may encounter longer sales, payment and implementation cycles, which could have an adverse effect on the size, timing and predictability of our revenue.
     Potential or existing end users, particularly larger business enterprise end users, generally commit significant resources to an evaluation of available storage systems and could require us or our channel partners to expend substantial time, effort and money educating them as to the value of our storage products. Sales of Storage Center to end users sometimes require an extensive education and marketing effort. If we are able to penetrate additional large enterprise end users, our sales cycle may lengthen. In addition, as our end user base grows, we may be subject to longer payment cycles, particularly in international markets. Our sales cycle and our collection of revenues for Storage Center is subject to significant risks and delays over which we have little or no control, including:
•	our end users’ budgetary constraints;

•	the timing of our end users’ budget cycles and approval processes;

•	our channel partners’ and end users’ credit risks;

•	our end users’ willingness to replace their current storage solutions;

•	our or our channel partners’ need to educate end users about the uses and benefits of our products and services; and

•	the timing of the expiration of our end users’ current license agreements or outsourcing agreements for similar services.

If we fail to attract or retain engineering or sales and marketing personnel or if we lose the services of our founders or key management, our ability to grow our business and our competitive position would be impaired.
     We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled managerial, research and development, sales and marketing personnel. Our management, research and development, sales and marketing personnel represent a significant asset and serve as the source of our business strategy, technological and product innovations, and sales and marketing initiatives. As a result, our success is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our research and development department and our sales and marketing department. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis or on competitive terms. Any failure to adequately expand our management, research and development, sales and marketing personnel will impede our growth. In addition, many qualified personnel are located outside of the Minneapolis geographic area where our headquarters are located, and some qualified personnel that we may recruit may not be interested in relocating. If we are unable to attract and retain the necessary personnel on a cost-effective basis, our ability to grow our business and our competitive position would be impaired.
     In particular, we are highly dependent on the contributions of our three founders, Philip E. Soran, our Chairman, President and Chief Executive Officer, John P. Guider, our Chief Operating Officer, and Lawrence E. Aszmann, our Chief Technology Officer. The loss of any of our founders could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue and impair our ability to compete. If any of our founders were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations. The loss of any of our founders or the inability to attract, retain or motivate qualified personnel, including research and development and sales and marketing personnel, could delay the development and introduction of, and impair our ability to, sell our products.
We expect to face numerous challenges as we attempt to grow our operations, and our channel partner and end user base internationally.
     Historically, we have conducted little business internationally. We have only one international office and revenue from international sales has been less than 10% of total revenues for each of 2004, 2005 and 2006. For the nine months ended September 30, 2006 and 2007, revenue from international sales was 3% and 11% of total revenues, respectively. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. AMEX agreed to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each March unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
     We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end user base internationally, in particular attracting and retaining channel partners with international capabilities or channel partners located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations some of which are beyond our control, including:
•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with international locations;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulty in contract enforcement;

•	regulatory, political or economic conditions in a specific country or region;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	export and import controls;

•	trade protection measures and other regulatory requirements;

•	effects of changes in currency exchange rates;

•	potentially adverse tax consequences;

•	service provider and government spending patterns;

•	reduced protection of our intellectual property and other assets in some countries;

•	greater difficulty documenting and testing our internal controls;

•	differing employment practices and labor issues; and

•	man-made problems such as computer viruses and acts of terrorism and international conflicts.
     In addition, we expect that we may encounter increased complexity and costs of managing international operations, including longer and more difficult collection of receivables, difficulties in staffing international operations, local business and cultural factors that differ from our normal standards and practices, differing employment practices and labor issues, and work stoppages, any of which could result in lower revenue and higher expenses.
If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired which could reduce our revenue and increase our costs.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have patents pending in the United States and in foreign countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. Even if the pending patent applications are granted, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
     Monitoring unauthorized use of our intellectual property is difficult and costly. Although we are not aware of any unauthorized use of our intellectual property in the past, it is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could impair our ability to compete. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenue and higher expenses, whether or not such litigation results in a determination favorable to us.
Assertions by third parties of infringement by us of their intellectual property rights could result in a significant diversion of management’s time and increased expenses.
     The storage industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We have received and expect that in the future we may receive, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

     We expect that companies in the storage market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps.
Any significant impairment of our intellectual property rights from any litigation we face could damage our reputation, impair our ability to compete and increase our expenses.
     Our channel partners and end users could also become the target of litigation relating to the patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in our licenses or maintenance agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to claims of intellectual property infringement. In addition to the time and expense required for us to provide support or indemnification to our channel partners or end users, any such litigation could disrupt the businesses of our channel partners or end users, which in turn could hurt our relationships with our channel partners or end users and cause the sale of our products to decrease. Claims for indemnification may be made and such claims may adversely affect our reputation, impair our ability to compete and increase our expenses.
If we fail not comply with the terms of our open source software license agreement, we could be required to release portions of our software codes, which could impair our ability to compete and result in lower revenue.
     Storage Center utilizes a software application called eCos, an “open source,” royalty-free, real-time operating system intended for embedded applications. eCos is licensed to us under a modified version of version 2.0 of the GNU General Public License. Open source software is often made available to the public by its authors and/or other third parties under licenses, such as the GNU General Public License, which impose certain obligations on licensees in the event such licensees re-distribute and/or make derivative works of the open source software. The terms of our license to the eCos application require us to make source code for the derivative works freely available to the public, and/or license such derivative works under a particular type of license, rather than the forms of commercial license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software to avoid subjecting our proprietary products to conditions we do not intend, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public, stop distribution of that work and/or recall our products that include that work. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, tore-engineer our products, or to recall and/or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could impair our ability to compete, result in lower revenue and increase our expenses.
If our products do not interoperate with our end users’ networks, servers or software applications, installations would be delayed or cancelled.
     Our products must interoperate with our end users’ existing infrastructure, specifically their networks, servers and software applications. This infrastructure often utilizes multiple protocol standards, products from multiple vendors, including our channel partners, and a wide range of storage features. If we find, as we have in the past, defects in the existing software or hardware used in our end users’ infrastructure or an incompatibility or deficiency in Storage Center, we may have to modify Storage Center so that our product will interoperate with our end users’ infrastructure. This could cause longer sales and implementation cycles for Storage Center and could cause order cancellations, either of which would result in lower revenue.
We cannot predict our future capital needs and we may be unable to obtain additional financing to fund our operations.
     We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our storage products in order to take advantage of business opportunities or respond to competitive pressures, which could result in lower revenue and reduce the competitiveness of our storage product offerings.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and result in increased expenses.
     In the future, we may acquire other businesses, products or technologies. We have not made any acquisitions to date. Accordingly, our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not strengthen our competitive position or achieve our goals, or these acquisitions may be viewed negatively by channel partners, end users, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
     We are subject to export control laws that limit the products we sell and where and to whom we sell Storage Center internationally. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute Storage Center or could limit our end users’ ability to implement Storage Center in those countries. Changes in Storage Center or changes in export and import regulations may create delays in the introduction of Storage Center in international markets, prevent our customers with international operations from deploying Storage Center throughout their global systems or, in some cases, prevent the export or import of Storage Center to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of Storage Center by, or in our decreased ability to export or sell Storage Center to, existing or potential customers with international operations.
We incur significant costs as a result of operating as a public company and our management devotes substantial time to new compliance initiatives.
     We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. The listing requirements of NYSE Arca require that we satisfy certain corporate governance requirements relating to independent directors, committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
     In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
     Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by NYSE Arca, the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our auditors have identified significant deficiencies in our internal controls in the past and if we fail to adequately remedy such deficiencies or maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired.
     Our independent registered public accounting firm has determined that we had significant deficiencies as of December 31, 2006. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Control deficiencies may individually, or in combination, give rise to a significant deficiency or a material weakness. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by a company’s internal controls.
     In connection with the audit of 2006, our independent registered public accounting firm identified a significant deficiency as a result of our failure to have the appropriate financial management and reporting infrastructure in place that resulted in the restatement of our 2004 and 2005 financial statements and the recording of a 2006 adjustment due to the misallocation of discounts in our revenue recognition process. Our independent registered public accounting firm also identified a significant deficiency in 2006 related to the segregation of duties in our finance department.
     Although we have taken measures to remediate the significant deficiencies identified by our independent registered public accounting firm, we cannot conclude that we have remediated such significant deficiencies. Further, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the significant deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the SEC under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with the required filing of our Annual Report on Form 10-K for the year ending December 31, 2008.
We expense stock options, which will reduce our net income or increase our net losses in future periods.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under the prospective method, we will continue to account for any portion of awards outstanding at January 1, 2006 using accounting principles originally applied to those awards under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees. The total expense reported for 2006 and for the three and nine months ended September 30, 2007 related to stock options amounted to $52,000, $172,000 and $505,000, respectively. This amount is expected to increase in future years as new grants are made to employees and other service providers. These additional expenses will increase operating costs and correspondingly reduce our net income or increase our net losses in future periods.

Risks Related to the Ownership of Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
     Our stock price is volatile and from October 10, 2007, the first day of trading of our common stock, to November 9, 2007, our stock has had closing low and high sales prices in the range of $14.00 to $24.19 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
•	quarterly variations in our results of operations or those of our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	economic developments in the storage industry as a whole;

•	general economic conditions and slow or negative growth of related markets;

•	changes in financial estimates including our ability to meet our future revenue and operating profit or loss projections;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	disruption to our operations;

•	any major change in our board of directors or management; and

•	changes in governmental regulations.
     In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may cause the market price of our common stock to decrease, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
     If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
     Our directors and executive officers and their affiliates beneficially own approximately 54.5% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

The price of our stock could decrease as a result of shares of common stock being sold in the market.
     If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by investors as intending to sell, the trading price of our common stock could decline significantly. As of September 30, 2007, we had 23,680,333 shares of common stock outstanding (on an as-if-converted to common stock basis).
     Of these shares, 23,638,676 shares are currently subject to market standoff agreements entered into by certain of our stockholders with us or contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradable on April 7, 2008, subject to extension or reduction, upon the expiration of the restrictions contained in these market standoff agreements and contractual lock-up agreements, except for shares of common stock held by directors, executive officers and our other affiliates which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, and, in certain cases, various vesting arrangements.
     Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 18,939,164 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to the market standoff agreements and the lock-up agreements described above.
     We also registered 6,411,016 shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions, the market standoff agreements and the lock-up agreements described above.
Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable and result in a lower market price for our common stock.
     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•	the division of our board of directors into three classes;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of at least 662/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the inability of stockholders to take action by written consent in lieu of a meeting; and

•	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.
     In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price being lower than they would without these provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
From July 1, 2007 through September 30, 2007, we sold and issued the following unregistered securities:
1.	We granted options to our employees for the purchase of an aggregate of 136,821 shares of our common stock at a weighted-average exercise price of $11.26, pursuant to our 2002 Stock Option Plan, as amended, or the 2002 Plan. During this period, stock options to purchase an aggregate of 9,203 shares of our common stock were cancelled without being exercised and 9,024 shares of our common stock were issued upon exercise of stock options. The options granted during this period pursuant to our 2002 Plan are subject to vesting over four years for the date of grant, subject to the optionee’s continuous service with us.

2.	We granted 4,000 fully vested shares of common stock to Robert F. Olson in connection with his appointment to our Board of Directors pursuant to our 2002 Plan. Upon his resignation from our Board of Directors in August 2007, these shares of common stock were rescinded.
These issuances were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144255), that was declared effective by the Securities and Exchange Commission on October 9, 2007. We registered 6,900,000 shares of our common stock with a proposed maximum aggregate offering price of $93.2 million. The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $13.50 per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Needham & Company, LLC, Piper Jaffray & Co., RBC Capital Markets and Thomas Weisel Partners LLC.
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of approximately $2.0 million, which represents our best estimate of our initial public offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     On September 6, 2007, we submitted the following matters to our stockholders for their approval by written consent. On September 12, 2007, our stockholders approved each of these matters, as set forth below. As of the record date for taking such action, we had 23,679,701 shares of our common stock outstanding (on an as-if-converted to common stock basis). The following actions were approved:
1.	The amendment and restatement of our Amended and Restated Certificate of Incorporation that became effective upon the closing of our initial public offering;

2.	The amendment and restatement of our Bylaws that became effective upon the closing of our initial public offering;

3.	The adoption of our 2007 Equity Incentive Plan and 2007 Employee Stock Purchase Plan effective upon the execution of the underwriting agreement for our initial public offering; and

4.	The form of Indemnity Agreement to be entered into by us with each of our directors and officers.
The results of the voting from stockholders that returned written consents for the actions listed above were 21,979,275 shares for and none against. We did not receive a written consent from each stockholder.
     On September 13, 2007, we submitted the following matter to our stockholders for their approval by written consent. On September 14, 2007, our stockholders approved this matter, as set forth below. As of the record date for taking such action, we had 23,679,942 shares of our common stock outstanding (on an as-if-converted to common stock basis). The following action was approved:
     The approval of the amendment and restatement of our Amended and Restated Certificate of Incorporation to:
•	effect a reverse stock split of our outstanding capital stock at an exchange ratio of 1-for-2.5 shares (including an appropriate corresponding adjustment to the number of shares issuable upon exercise of all outstanding options exercisable for shares of our capital stock and the shares reserved for future issuance under our 2002 Plan and 2007 Equity Incentive Plan);

•	decrease the total number of shares of capital stock that we are authorized to issue from 122,347,949 to 93,939,179, decrease the number of authorized shares of Preferred Stock from 47,347,949 to 18,939,179, decrease the number of authorized shares of Series A-1 Preferred Stock from 19,309,990 to 7,723,996, decrease the number of authorized shares of Series A-2 Preferred Stock from 10,261,977 to 4,104,791, decrease the number of authorized shares of Series B Preferred Stock from 12,357,886 to 4,943,154, decrease the number of authorized shares of Series C Preferred Stock from 5,418,096 to 2,167,238; and

•	adjust the price per share of a Qualified IPO (as defined in our Amended and Restated Certificate of Incorporation) for automatic conversion of Preferred Stock to $8.00 per share.
The results of the voting from stockholders that returned written consents for the actions listed above were 21,979,275 shares for and none against. We did not receive a written consent from each stockholder.

Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the Securities and Exchange Commission on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 20, 2007

Compellent Technologies, Inc.
/s/ John R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2.(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the Securities and Exchange Commission on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.