Form 10-K
period 2007-12-31
COMPELLENT TECHNOLOGIES INC
filed 2008-03-27
CIK 1253955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33685

COMPELLENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1434895 (I.R.S. Employer Identification Number)

7625 Smetana Lane
Eden Prairie, MN 55344
(952) 294-3300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The New York Stock Exchange Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the New York Stock Exchange Arca on March 14, 2008 was $106,816,403, based on a closing price of $10.87 per share, excluding 20,775,418 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 14, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use March 14, 2008 as the calculation date, as on June 29, 2007 (the last business day of the registrant’s second fiscal quarter) the registrant was a privately held concern.

As of March 14, 2008, 30,602,134 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

COMPELLENT TECHNOLOGIES, INC.

2007 ANNUAL REPORT ON FORM 10-K

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional capital;

•	our ability to protect our intellectual property rights; and

•	pricing and availability of our suppliers’ products.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Part I, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

All references to “Compellent,” “we,” “us,” “our” or the “Company” in this report mean Compellent Technologies, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

Item 1.	Business

Overview

We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center is a Storage Area Network, or SAN, that is designed to significantly lower storage and infrastructure capital expenditures, reduce the skill level and number of personnel required to manage information and enable continuous data availability and storage virtualization. Storage Center is based on our innovative Dynamic Block Architecture, which enables users to intelligently store, recover and manage large amounts of data. We combine our sophisticated software with standards-based hardware into a single integrated solution. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.

We developed our Storage Center software and hardware solution to initially target small to medium size enterprises, or SMEs. We believe SMEs are acutely impacted by the proliferation of data and that their need for a scalable and cost-effective storage solution has historically been unmet. We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house and outsourced manufacturing.

We have achieved broad industry recognition for our innovative storage solution. Compellent was awarded consecutive “Technology of the Year” awards from InfoWorld, including being named the “Best SAN” of 2008. Gartner, a third-party industry analyst, recently reported Compellent to be the fastest growing disk storage company in the world in 2006, and Computer Reseller News selected Compellent as a top Storage Standout. A 2007 survey of midsize enterprise customers by The InfoPro, an independent research firm, showed that Compellent received the best ratings for innovation and customer satisfaction among the major SAN providers in the industry in the spring of 2007.

The Compellent Solution

Compellent was founded by a team of storage industry veterans with the vision of delivering a highly scalable, feature rich, easy to use and cost effective SAN for enterprises. We believe Storage Center is the only commercially available solution that provides a point-and-click graphical user interface, automated tiered storage, integrated data and disaster recovery, efficient thin storage provisioning, storage virtualization and the flexibility to effectively combine advances in storage technologies into one integrated solution.

Innovative Architecture

The foundation of our solution is our Dynamic Block Architecture, which utilizes block-level intelligence to improve the movement, placement and access of data at a level of granularity that delivers significant improvements in the cost, administration and recovery of data.

Compellent’s Dynamic Block Architecture records and tracks specific information about an application’s data at the block level, the lowest level of data granularity within any storage system. Dynamic Block Architecture allows Storage Center to record and track specific information about each block of data in a given enterprise network. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. This metadata is used by Storage Center to automatically change how blocks of data are stored within each volume (e.g., by changing disk drive types). We refer to this capability as managing data within the volume. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users.

Storage Center delivers enterprise storage capabilities through an integrated suite of software applications that are offered in a modular fashion, so that enterprises can modify the solution to meet their changing requirements. Building on Compellent’s Dynamic Block Architecture, Storage Center software applications intelligently improve data movement and access at the block-level, increasing utilization, automating tiered storage, simplifying replication and speeding data and disaster recovery.

Storage Center’s standards-based hardware platform enables flexibility and scalability with no single point of failure architecture. Storage Center’s architecture is designed to enable rapid deployment and expansion of storage without disruption of service. Furthermore, Compellent’s standards-based approach enables enterprises to be technology neutral, adopting new hardware technologies to adapt to evolving business requirements.

Storage Center Directly Addresses Today’s Storage Challenges

We believe Storage Center is a highly sophisticated and easy-to-use system that addresses the challenges faced by today’s storage users in one integrated solution.

Simplified Storage Management

We designed Storage Center to reduce the complexity associated with traditional storage systems. Our intuitive interface and integrated architecture enables even less sophisticated users to accomplish advanced storage tasks in minutes, by automating manual, time-consuming storage management tasks, such as volume provisioning, tiering, disaster recovery and boot from SAN. This enables enterprises to more efficiently deploy their information technology resources. According to an end user study commissioned by us and conducted by Enterprise Strategy Group, an independent third-party consultant, 98% of our end users surveyed were able to manage their SAN in three hours or less per week, while only 31% of other storage system users surveyed were able to do so. We believe that enterprises could purchase and integrate a number of different hardware and software products and still not achieve the functionality of Storage Center.

Automated, Cost-Effective Management of Inactive Data

Storage Center offers automated tiered storage technology based on the block level intelligence provided by our Dynamic Block Architecture. With information about access frequency at the block level, Storage Center automatically moves inactive blocks of data to lower cost tiers of storage. Our solution allows for automatic movement of blocks of data between tiers of high cost, high performance storage and tiers of lower cost storage based on access frequency and other parameters. Our solution also allows for dynamic placement of blocks of data on the preferred track of each system drive. Traditional storage systems do not gather information about blocks of data that would enable them to implement tiered storage with this level of functionality. As an example, an end user’s entire email database (calendar, inbox, sent items, deleted items, attachments, contacts, etc.) is contained in one single file, yet all of this data does not require equal performance, reliability, and frequency of access. Traditional storage systems store this entire file on one storage tier. With Storage Center, enterprises have the flexibility to put the frequently accessed items (such as the majority of a user’s inbox) on a faster tier of storage, and inactive items (such as almost all of a user’s sent and deleted items) on a less expensive tier of storage.

Storage Center users maintain the ability to establish the parameters under which tiering will be performed through a simple intuitive graphical user interface. With over 80% of customers’ data inactive, we believe Storage Center’s automated tiered storage can result in significant cost savings for end users.

Rapid Data Recovery

Using Storage Center, storage administrators can typically recover and allocate any size volume to any server in seconds, without the constraints of traditional recovery methodologies. Using a simple point-and-click interface, administrators can quickly recover data in the event of disruption. Storage Center’s advanced architecture enables the creation of significantly more snapshots, while consuming minimal storage space as Storage Center only captures data changes at the block level. The time intervals between snapshots on Storage Center are significantly shorter than traditional storage systems, providing many more recovery points and greater recovery precision. Storage Center’s architecture enables enterprises’ storage administrators to use snapshots as the first line of defense in data recovery, reducing the frequency of saving data to tapes.

Affordable and Reliable Disaster Recovery

We designed our replication technology to consume less disk space and require less bandwidth and management oversight than traditional storage solutions, which we call thin replication. Storage Center’s thin replication application sends only written data during the initial site synchronization process instead of the allocated but unused space sent by other commercially available replication technologies. For ongoing replication, Storage Center’s thin replication application transfers only the changed data, consuming less space and lowering bandwidth costs. Storage Center eliminates the need for expensive protocol converters, provides the ability to prioritize replication across applications, enables multi-site replication using different hardware configurations and reduces the amount of data that needs to be sent to the replication site. Enterprises using Storage Center can easily set-up a remote replication solution, typically in just a few minutes. The simplicity and robustness of Storage Center’s disaster recovery solution makes it attractive for a range of end users from those with limited technical sophistication to large enterprises with significant technical know-how. One of the most important differentiators of Storage Center is its ability to test disaster recovery systems seamlessly and without disruption of service. We believe Compellent offers the only commercially available SAN solution that provides this level of capability.

Efficient Storage Utilization

Compellent’s thin provisioning technology is designed to maximize storage utilization. Thin provisioning describes a storage system’s ability to provision (or “allocate” to an application) more storage space than is physically in the system. With thin provisioning, end users can allocate more applications on less physical storage space, which increases the utilization rate of the physical storage space installed and requires fewer disk drives. Because of Dynamic Block Architecture, Storage Center only consumes physical disk capacity when data is written by an application or user, as opposed to allocating physical capacity to users and applications upfront. We believe this capability significantly reduces an end user’s total cost of ownership by enabling them to defer or avoid additional spending on storage until the capacity is required, if ever. Storage Center enables end users to allocate capacity at a much more granular level than traditional storage systems. Storage Center also enables power and cooling savings, improved performance, data availability and storage utilization, while automating many of the tasks associated with capacity planning.

Enabling the Virtualized Data Center

Compellent’s advanced storage virtualization technology enabled by Dynamic Block Architecture enables end users to create an efficient shared storage pool. This pool can be comprised of any combination of the disk drive technologies that Storage Center supports and enables any application to access all drives in the system. Storage Center dynamically distributes workloads across the entire pool, automatically improving utilization of storage resources for applications. The result is a significant improvement in storage utilization, performance, flexibility and cost for end users.

Compellent’s approach to storage virtualization complements server virtualization technologies. End users realize similar benefits from Compellent’s storage virtualization features as they do from server virtualization, including reduced hardware costs, high utilization of assets and simplified management. While virtual server environments are not dependent on virtualized storage (and vice versa), we believe our storage virtualization leads to a more cost effective, flexible and high performing virtual data center. Virtual datacenters have lower hardware requirements due to higher utilization of both server and storage hardware and simplified management, which can reduce operating expenses.

Reducing Technology Risk

Compellent’s hardware architecture is designed to mitigate our end users’ technology risk. Storage Center enables users to simultaneously utilize any combination of our various standards-based hardware options and/or connectivity platforms and easily adopt new technologies as they become available. Storage Center offers disk independence, enabling end users to use any combination of Fibre Channel, Mid-Tier Fibre Channel or Serial ATA disk in one virtualized storage pool. Storage Center’s virtualization engine enables end users to access the full capacity of all the drives in the system, even if they mix drive types. Similarly, Storage Center provides server connectivity independence, supporting both Fibre Channel and iSCSI protocols in the same system, which gives end users more flexibility. As our users’ storage needs expand, Storage Center’s modular design enables them to seamlessly add the appropriate technology without discarding current hardware and software investments.

Highly-Efficient and Scalable Business Model

We believe our business model is highly differentiated and gives us a competitive advantage. Key elements of our business model are virtual manufacturing, a standards-based hardware architecture and assisted selling through an all-channel approach. We believe these combined strategies create an efficient and scalable business model that enables us to grow our end user base, significantly reduce operating costs and improve capital efficiency.

Virtual Manufacturing

Our virtual manufacturing model incorporates standards-based hardware architecture, thereby eliminating the need for in-house or outsourced manufacturing operations. The different standards-based hardware components of our solution are provided by our suppliers. These components are custom configured, shipped, merged in transit and delivered to the end user as one order. This is the process we call virtual manufacturing. This model significantly reduces our working capital needs and eliminates the need for maintaining assembly facilities, production inventory, warehouses or complex outsourced manufacturing relationships. By working with large suppliers and utilizing standards-based hardware architecture, we are able to scale rapidly with reduced capital outlay.

Standards-Based Hardware Architecture

Our hardware approach enables us to offer the best industry-standard hardware technology that suits the needs of our end users. Since we use hardware components that are tested extensively and shipped in high volumes by the manufacturers, our end users achieve high quality and low cost. This model enables us to focus our research and development efforts on our software core competencies to design and develop advanced software functionality at reasonable costs.

All-Channel Assisted Sales Model

We employ an all-channel assisted selling model through value-added resellers, which we refer to as channel partners. Our channel partners generally sign agreements with us outlining the terms of our relationship with them. Provisions within these agreements include a restriction that software is licensed while the hardware is sold, warranty provisions, agreement term (one year with automatic successive renewal terms of one year terminable without cause upon written notice to the other party), payment terms (generally 30 days), channel partner sales commitments, installation and configuration training requirements, which we may waive in our discretion, and the channel partners’ acknowledgement of the existance of our deal registration process for registering potential system sales to end users. Substantially all of our channel partners sign similar agreements except for sales commitments. Our channel partner agreements do not contain financial penalties for either party. Unlike other enterprise storage vendors who utilize resellers for distribution but may also compete with them through direct sales, our business model motivates our channel partners and significantly reduces our sales expense. By leveraging the customer reach, technical expertise and industry knowledge of our channel partners, we believe that we are able to market to a significantly larger set of end users more effectively and at lower cost than we could with our own direct sales force. We have built a strong internal sales team to assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. We believe this model provides us high visibility of demand for Storage Center and quick market entry. We further believe our close working relationship with channel partners and end users enables us to better understand end user needs.

Our Strategy

Our goal is to be the leading provider of feature rich, easy to use and cost effective storage solutions for enterprises of all sizes. Key elements of our strategy include:

•	Extend Our Technology Leadership and Product Depth and Breadth. We intend to further enhance our current Storage Center solution by increasing our feature set and service offerings to further address end user needs.

•	Increase Market Share in the SME and Large Enterprise Markets. We initially targeted the fast-growing SME market. Storage Center is also being used by large enterprises, such as large financial services institutions and the federal government, due to its scalability and functionality. We intend to work with our channel partners to grow our business in both of these markets.

•	Increase Number of Channel Partners, Industry Verticals and Geographic Markets. We intend to continue to broaden our relationships with our channel partners and develop sales channels in additional geographies and industry verticals through both new and existing channel partners.

•	Broaden and Develop Strategic Relationships. We plan to expand our existing relationships and develop new relationships with leading technology and distribution partners, including hardware vendors such as switch, connectivity, disk and server vendors, as well as software providers such as operating system, application, server virtualization and database providers. We believe that these strategic relationships will enable us to provide enhanced solutions that will expand our addressable market, increase sales of our systems through joint selling and marketing arrangements and improve our insight into emerging industry trends.

•	Realize Upgrade Revenue From Customer Base. As of December 31, 2007, Storage Center was being utilized by more than 740 enterprises worldwide. We have designed Storage Center to enable users to incrementally add software and hardware features and capacity as their needs grow. We have been able to realize significant revenue from existing end users growing or upgrading their systems. We intend to grow our upgrade revenue by marketing additional functionality, capacity upgrades and replication systems to our end users.

•	Capitalize On Scalable Business Model. We intend to capitalize on our business model as we grow our business. We believe our strategy of using virtual manufacturing, standards-based hardware and an all-channel sales model will enable us to scale rapidly, without incurring significant capital expenditures while gaining significant operating leverage.

Our Technology

We have designed a highly scalable, enterprise-class storage solution with an intelligent software architecture, advanced storage virtualization capabilities and a modular, standards-based hardware platform. Storage Center is designed to work with most server operating systems in use today (i.e., Apple, AIX, HP-UX, Linux, NetWare, Solaris and Windows) without installing additional server software. We believe these underlying technologies enable Storage Center to overcome the limitations of traditional storage systems and operate as a fully integrated solution managed through a single, intuitive, user interface.

Dynamic Block Architecture

The foundation of Compellent’s solution is our Dynamic Block Architecture, which utilizes block level intelligence to improve the movement, placement and access of data with a level of functionality that delivers significant improvements in the cost, administration and recovery of data. Dynamic Block Architecture enables us to record and track specific information about each block of data in a given system. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users.

Advanced Storage Virtualization

Storage Center accelerates data access by spreading read/write operations across all disk drives so multiple requests are processed in parallel. This is known as storage virtualization, where the physical drives are abstracted from the logical view of the data that the end user sees. Storage Center removes the limitations of physical drives by aggregating them into logical, virtual volumes. Storage Center’s advanced virtualization technology manages all disk space, even across disparate technologies, as a centralized pool, and when demand increases, end users can simply add physical drives without downtime. This centralized pool of storage simplifies capacity planning for end users, who no longer need to map physical disk drives to dedicated servers and can provision logical volumes from a single storage pool without restrictions.

Storage Center’s virtualization technology removes the concept of dedicated disk drives for servers, applications and users, treating blocks as the basic resource managed by the system and intelligently placing these blocks across disk drives in a virtualized environment.

Standards-Based Hardware Platform

Storage Center’s standards-based architecture enables the ongoing adoption of new storage technologies, without forcing enterprises to replace or discard their existing hardware and software investments. This architecture enables end users to mix and match server interfaces and disk drive technologies, simultaneously supporting Fibre Channel and/or iSCSI server connections, and any combination of Fibre Channel, Mid-Tier Fibre Channel and/or Serial ATA disk drives. As part of a complete storage solution, we also provide switches, host bus adapters, drive enclosures and controllers.

Storage Center’s modular hardware architecture enables users to add capacity, connectivity and performance incrementally to match demand, rather than purchasing resources upfront that may never get used. Organizations can scale capacity from one to hundreds of terabytes on a single integrated platform, expanding hardware and upgrading software online without disruption or downtime.

We have architected Storage Center for high availability by striping data across all nodes in a cluster so that, if one node fails, the other nodes can perform the requested function, thereby preventing any single point of failure. Dual paths from controllers to disk drives, redundant power and fans, and controller failover support with a single or dual host bus adapters are designed to enable continuous data access. Controllers can be clustered but are connected independently and fail over without additional software, even with a single server connection.

Our Products

Building on our Dynamic Block Architecture, Storage Center’s integrated suite of software applications dramatically improve utilization, automate tiered storage, streamline storage administration and speed data and disaster recovery. A base configuration of Storage Center typically includes a controller, disk enclosure, disk drives, connectivity hardware, Storage Center Core software and Dynamic Capacity. Most users also purchase Data Instant Replay with their initial order. Based on their capacity or functionality requirements, users can add hardware or software modules to complete their solutions. We believe that Storage Center’s software products offer the following key benefits:

Product	Key Benefit
Storage Center Core (includes Graphical User Interface)	Provides storage virtualization and speeds both common and complex storage tasks by reducing the time and effort required for many complex functions into a few simple point-and-click steps.
Data Progression — Automated Tiered Storage	Automatically classifies and migrates data at the block-level to the appropriate tier of storage based on frequency of access.
Data Instant Replay — Continuous Snapshots	Creates any number of space-efficient copies of data that deliver nearly instant recovery from data hazards without the limitations of traditional snapshots.
Server Instant Replay — Boot from SAN	Automates booting and recovering servers from the SAN by taking and storing space-efficient copies.
Remote Instant Replay — Thin Replication	Replicates space-efficient copies between primary and remote data centers to deliver nearly instant disaster recovery without the traditional cost or complexity.
Dynamic Capacity — Thin Provisioning	Maximizes storage utilization by only consuming physical disk space when data is written by the application, as opposed to allocating capacity upfront.
Enterprise Manager — Storage Resource Management	Enables multi-site and multi-system management from a single console with a suite of advanced storage resource management and reporting features.

Single, Intuitive Management Interface

All of Storage Center’s software applications are managed through a single unified interface that spans our entire set of technologies, capabilities and configurations. An intuitive point-and-click approach enables rapid set up and installation and reduces the need for training and specialized storage skills.

Complex allocation, configuration and administration functions can be easily accomplished with a point and click interface, that we call wizards, that guide the process and expand the capabilities of a single administrator. Storage consumption and usage trends are instantly monitored and displayed. Users can manage individual or multiple systems from the same interface.

We believe Storage Center’s wizard-driven interface is easy to use, speeding both common and complex storage tasks by reducing the time and effort required for many complex functions into a few simple point-and-click steps. Users can accomplish advanced storage tasks in just minutes, including implementing information lifecycle management in a single step, provisioning volumes, automating capacity planning, creating and expiring snapshots, deploying and testing disaster recovery and administering their entire storage environment.

Data Progression (Automated Tiered Storage)

Storage Center’s Data Progression application automatically classifies and migrates blocks of data based on user selected policies. When combined with Fast Track application, blocks of data are dynamically placed on the appropriate tracks on each drive within the system. For instance, data can be migrated to the appropriate tier of storage based on usage, retaining frequently accessed data on the fastest portion of high-performance storage and storing infrequently accessed data on lower cost storage. Users can configure storage tiers based on technology, performance redundancy, or other criteria. Storage Center’s block-level intelligence allows blocks of data to move both up and down tiers of storage and across drives for appropriate placement over time based on frequency of access. A good example is medical imaging applications, which are storage intensive. All of the data associated with these applications does not require equal performance, reliability and frequency of access. With Data Progression technology, images are automatically placed, or can be manually placed by end users, on the appropriate tier of storage based on the required level of performance. Active images are stored on the Fibre-Channel Drives, which utilize enterprise-class protocols and hard drives. Inactive images can be stored on lower cost storage, either the Mid-Tier Fibre Channel Drives, which utilize enterprise-class protocol and lower tier hard drives, or Serial ATA Drives, which utilize lower tier protocol and lower tier hard drives.

Data Instant Replay (Continuous Snapshots)

Storage Center’s Data Instant Replay application creates space-efficient copies of data, called Replays, that enable rapid recovery from data hazards, creation of test environments and duplication of boot volumes. Replays are created without an initial clone and contain only written data, rather than the allocated but unused storage typical in traditional storage systems. After the Replay creation, only the changed data blocks are stored, resulting in greater space savings. End users are able to create and store more Replays without consuming excess storage capacity or negatively impacting performance. Every Replay can be converted to a readable and writeable volume that can be quickly mapped to any server.

End users can create Replays at multiple time intervals and keep those Replays as long as required. With Replays, end users are able to create more recovery points, which can reduce potential data loss and dependence on tape backups by allowing recovery to be targeted as close as possible to the time before the failure occurred. Replays automatically expire after a user-specified time and space is automatically returned to the shared storage pool. Storage Center’s intuitive interface typically enables users to create a manual Replay in less than five seconds and recover a Replay in less than ten seconds. Additionally, Replays can be initiated directly by end user applications.

Server Instant Replay (Boot from SAN)

Storage Center’s Server Instant Replay application integrates with Storage Center’s Data Instant Replay application to provide snapshots of server boot images that are stored and booted from a SAN instead of from local disks. This capability enables end users to deploy diskless servers and significantly simplifies server management. Each new boot image is created by taking a Replay of the initial boot image, which includes pointers to the original “gold” image rather than creating a duplicate copy of equal size. These space-efficient Replays consume significantly less space per boot image as compared to traditional storage systems, reducing overall capacity requirements. An intuitive wizard automates the set-up, management and restoration process, enabling end users to simply provision and recover servers.

Remote Instant Replay (Thin Replication)

Storage Center’s Remote Instant Replay application creates any number of space-efficient Replays between primary and remote data centers without a pre-allocation of space. This granularity enables shorter recovery intervals, enabling end users near instant recovery from any point in time.

Replication can be synchronous or asynchronous and can be enabled in bi-directional, point-to-point or multi-point configurations. System configurations can be different between primary and remote locations, but all sites are active and available for recovery. Storage Center’s hardware ships with a native iSCSI interface, allowing our system to replicate over long distances using existing Ethernet networks. We support both IP-based and Fibre Channel replication.

Remote Instant Replay improves bandwidth utilization by only sending written data during the initial site synchronization process, instead of the allocated but unused space sent by other replication technologies. Remote Instant Replay then transfers only the changed data, consuming less space and lowering bandwidth costs. Replay data de-duplication ensures the same block of data is not sent twice.

With Remote Instant Replay’s bandwidth simulation, users can accurately estimate bandwidth requirements upfront based on actual data, improving the initial bandwidth purchase. Ongoing bandwidth shaping enables users to customize transfer rates based on link speed, time of day and replication priority.

Storage Center’s intuitive interface also enables users to test and verify disaster recovery online. There is no need to bring systems down to test disaster recovery readiness. A replication can be setup in as few as six clicks and replication templates can be created without complex scripting, reducing overall management requirements. This streamlined replication management is designed to allow recovery from a disaster in seconds with a single click disaster declaration.

Dynamic Capacity (Thin Provisioning)

Storage Center’s Dynamic Capacity application consumes physical disk space only when data is written by the application, as opposed to traditional storage systems, which require users to allocate potential needed capacity upfront. This enables Storage Center’s end users to reduce storage purchases and add capacity only when needed. With Storage Center, maximum capacity does not have to be fixed on a per volume basis; volumes can easily be created and expanded online without disruption or downtime. Continual automated monitoring and alerts of allocated, used and physical storage enable administrators to ensure that the appropriate physical storage space is available when it is actually needed.

Using a server copy utility, users can copy thick provisioned volumes from traditional storage systems onto Storage Center and convert unused space into thin provisioned volumes. In traditional implementations of thin provisioning, the operating system will report deleted files as unavailable space. Storage Center’s Free Space Recovery software identifies and reclaims space that is no longer in use. These advanced thin provisioning features improve the efficiency of Storage Center. Due to Storage Center’s use of Dynamic Capacity’s thin provisioned volumes, Storage Center increases the performance of volume-based operations such as rebuilds, copies, backups and replications.

Enterprise Manager (Storage Resource Management)

Enterprise Manager is designed to enable all local and remote Storage Center systems to be monitored and managed using a single console, providing a complete, centralized view of all aspects of an enterprise’s storage environment and enabling a single administrator to monitor multiple systems. System reports present storage resource management information, including summaries for capacity utilization, performance, replications and events. Users can view storage capacity utilization and performance on all systems over any period of time, including summaries from the last week, month or year. Hero reports allow users to easily show the cost and power savings of Storage Center compared to traditional storage systems. Users can also chargeback departments or customer sites for actual storage consumed, associating different costs with multiple storage tiers and charging premiums or discounts based on user defined configurations.

Our Services

Our Copilot Service is a comprehensive customer service and technical support program that integrates installation services, a single point of contact call center, hardware and software maintenance, and onsite field services to enable reliable service delivery and execution for Storage Center end users. Copilot Service provides the convenience of one contract and a single point of contact to address Storage Center hardware or software issues.

Support activities are dispatched 24x7 by highly skilled and trained staff, and Compellent’s channel partners can monitor service issues via a secure, online tracking system. Copilot Service utilizes Storage Center’s integrated “PhoneHome functionality” to alert users to potential systems issues via scheduled or event-based notifications. Onsite hardware repair services are delivered through Anacomp, Inc., a global field service force of trained technicians, dispatched via a 24-hour call center with access to local exchange parts depots in which we store replacement parts for Storage Center. Our agreement with Anacomp automatically renews for successive two year periods, commencing March 1, 2008, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 90 days prior to the end of the two year term. In addition, either party may immediately terminate the agreement for a material breach by the other party that is not cured within 30 days. In late 2007, we notified Anacomp of our intention to engage in renegotiation of certain contractual terms. To facilitate this renegotiation, Anacomp agreed to extend our current agreement from March 1, 2008 through April 30, 2008, or the amendment term. If necessary the amendment term may be further revised for an additional period or either party may provide a minimum of 60 days written notice of its intention to terminate the agreement.

Our installation services speed time to deployment with on-site configuration and implementation. Our training services improve system understanding and operation through instruction in system administration and management. Our professional service offerings provide access to our technical experts in storage administration, management and troubleshooting, without requiring staff overhead for the end user. These services include regularly scheduled reviews, system health checks and evaluations as well as advanced configuration and software support.

End Users

As of December 31, 2007, Storage Center was being utilized by more than 740 enterprises worldwide in a variety of industries, including accounting, agriculture, automotive, construction, education, entertainment, financial services, food services, government, healthcare, insurance, legal, manufacturing, media, real estate, retail, scientific, technology, telecommunications, transportation and travel.

Distribution Channel and Marketing

We currently sell Storage Center primarily to SMEs through our all-channel assisted sales model. We provide our end users with SAN solutions through our channel partners, who our end users rely on to address their enterprise-class networking and storage needs. We selectively recruit value-added-resellers to join our channel partner network. We have built a strong internal sales team to train and assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. In addition, we currently maintain a small team of installation professionals to assist channel partners and end users in installing our products.

In 2007, 2006 and 2005, our top ten channel partners accounted for 45%, 49% and 60% of our revenue, respectively. During 2007 one channel partner accounted for 13% of revenue, and during 2006 and 2005 no channel partner accounted for more than 10% of revenue.

In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2008, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the March 2005 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. In the event we elect not to renew the marketing agreement, we must continue to pay AMEX a sliding-scale commission based on international sales for a period of two years following termination.

Virtual Manufacturing

Our virtual manufacturing model incorporates standards-based hardware architecture, thereby eliminating the need for in-house and outsourced manufacturing operations. The different standards-based hardware components of our solution are provided by our suppliers. These components are custom configured, shipped, merged in transit and delivered to the end user as one order. This is the process we call virtual manufacturing. This virtual manufacturing and integration approach enables us to focus resources on the design, development and marketing of Storage Center.

We currently rely on a limited number of suppliers for components such as system controllers, enclosures, disk drives and switches utilized in the assembly of Storage Center and do not have long-term supply contracts. In particular, we rely on Bell Microproducts, Inc., a value added distributor, to provide us with customized system controllers, which Bell Microproducts generally obtains from Supermicro Computer, Inc. We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc. This model significantly reduces our working capital needs and eliminates the need for maintaining assembly facilities, production inventory, warehouses or complex outsourced manufacturing relationships. We work closely with our suppliers to lower component costs and improve quality. By working with large suppliers, we are able to scale rapidly with limited capital expenditures. We maintain relatively low inventory, generally only for repairs, evaluation and demonstration units, and acquire components only as needed. We do not enter into long-term supply contracts for these components.

Research and Development

We believe that our future success depends in part on our ability to introduce enhancements to Storage Center and to develop new applications for both existing and new markets. Our research and development efforts are directed largely to the development of additional enterprise-class network storage solutions demanded by our channel partners and end users. We have assembled a team of highly skilled engineers who have expertise in designing and developing enterprise-class SANs. Our research and development group is located in Eden Prairie, Minnesota. As of December 31, 2007, we had 48 employees in the research and development group. Our research and development expenses were $7.6 million in 2007, $5.7 million in 2006, and $5.2 million in 2005.

Competition

We compete with numerous domestic and international companies, most of which have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide SAN products, including a number of established public companies, such as Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and Network Appliance, Inc., and newly public companies, such as 3PAR, Inc. and a number of private companies, such as Xiotech Corporation, LeftHand Networks and others. Some of our competitors, including EMC and Network Appliance, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete.

We believe that the principal competitive factors affecting the data storage market include such storage system attributes as:

•	functionality;

•	scalability;

•	performance;

•	ease of use;

•	system reliability and availability; and

•	cost efficiency in acquisition, deployment and ongoing support.

We believe that we compete favorably with our competitors on the basis of these factors. However, potential end users may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Our success will also depend on utilizing new and proprietary technologies to offer products and features previously not available in the marketplace. If we fail to continue to compete favorably, our business will be harmed.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections.

As of December 31, 2007, we had eight pending patent applications in the United States, two patent applications filed pursuant to the Patent Cooperation Treaty and four pending foreign patent applications. Our pending patent applications relate to Dynamic Block Architecture storage processing and other SAN concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

We do not know whether any of our patent applications will result in the issuance of any patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products are found to conflict with any patent held by third parties, we could be prevented from selling our products or our patent applications may not result in issued patents.

In addition, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end users and channel partners. We rely in part on U.S. and international copyright laws to protect our software. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. We cannot provide any assurance that employees and consultants will abide by the confidentiality or invention assignment terms of their agreements. Despite our efforts to protect our intellectual property through patents, trademarks and confidentiality agreements, unauthorized parties may copy or otherwise obtain and use our software and proprietary technology.

Our Storage Center suite of products utilizes eCos, an “open source,” royalty-free, real-time operating system intended for embedded applications. eCos is released under a modified version of the well-known GNU General Public License. Open source software is generally made available to the public by its authors and/or other third parties under licenses, such as the GNU General Public License, which impose certain obligations on licensees in the event such licensees make derivative works of the open source software.

Third parties have sent us letters offering to license their patents, and they and others could claim that our products or technologies infringe their proprietary rights. The SAN industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. To the extent that we gain greater visibility and market exposure as a public company, and as the number of products and competitors in our market increases, we face a higher risk of being the subject of intellectual property infringement claims from other third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Litigation in this industry is often protracted and expensive. Questions of infringement in the SAN industry involve highly technical and subjective analyses. Any claim of infringement from a third-party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling Storage Center. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, cease sale of products, expend significant resources to develop alternative technology and discontinue the use of processes requiring the relevant technology. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all.

In addition, litigation may become necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. The results of any litigation are inherently uncertain. Any successful infringement claim or litigation against us could have a significant adverse impact on our business. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

We may also be required to seek licenses under patents or intellectual property rights owned by third parties. However, we cannot be certain that third parties will offer licenses to us or that the terms of any licenses offered to us will be acceptable. If we fail to obtain such third-party license for our products, we could incur substantial liabilities or be forced to suspend sales of our products.

Backlog

We do not believe that backlog as of any particular date is meaningful, as sales of Storage Center are generally made primarily pursuant to purchase orders for delivery of products. Only a small portion of our orders are non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant. We do not believe that backlog as of any particular date is indicative of future results.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, and technical support of enterprise class network storage solutions. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The information included in Note 13 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Employees

As of December 31, 2007, we had 212 employees, which included 48 employees in research and development, 119 in sales and marketing, 26 in customer and technical services, 11 in administration and 8 in manufacturing. None of our employees are represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of March 14, 2008, are as follows:

Name	Age	Position(s)

Philip E. Soran	51	Chairman, President and Chief Executive Officer
John P. Guider	64	Chief Operating Officer and Director
Lawrence E. Aszmann	61	Chief Technology Officer
John R. Judd	51	Chief Financial Officer
Dennis R. Johnson	63	Executive Vice President
Brian P. Bell	41	Vice President, Sales

Philip E. Soran has served as our Chairman, President and Chief Executive Officer since co-founding Compellent in March 2002. From July 1995 to August 2001, Mr. Soran served as President and Chief Executive Officer of Xiotech Corporation, or Xiotech, a storage area networking company, which Mr. Soran co-founded in July 1995. Xiotech was acquired by Seagate Technology, or Seagate, a disk drive manufacturer, in January 2000. From October 1992 to April 1995, Mr. Soran served as Executive Vice President of Prodea Software Corporation, a data warehousing software company. From 1982 to 1992, Mr. Soran also held a variety of management, sales, marketing and technical positions with IBM. Mr. Soran received a B.A. in Education from the University of Northern Colorado.

John P. Guider has served as our Chief Operating Officer and a member of our board of directors since co-founding Compellent in March 2002. From July 1995 to August 2001, Mr. Guider served as Chief Operating Officer of Xiotech, which Mr. Guider co-founded in July 1995. Xiotech was acquired by Seagate in January 2000. From 1987 to 1995, Mr. Guider served as Chief Technology Officer and Senior Vice President of Product Development of Tricord Systems, a high performance server company, which Mr. Guider co-founded in 1987. From December 1982 to January 1987, Mr. Guider served as Director of Hardware Development at Star Technologies, a scientific computer company, and held various management and technical positions with Sperry Corporation, a mainframe systems company. Mr. Guider received a B.S. in Electrical Engineering from the University of Minnesota, Minneapolis.

Lawrence E. Aszmann has served as our Chief Technology Officer and Secretary since co-founding Compellent in March 2002. Mr. Aszmann was a member of our board of directors from March 2002 through June 2003. From July 1995 to August 2001, Mr. Aszmann served as Chief Technology Officer of Xiotech, which Mr. Aszmann co-founded in July 1995. Xiotech was acquired by Seagate in January 2000. From July 1988 to August 1995, Mr. Aszmann served as Director of Intelligent Input/Output Subsystems at Tricord Systems. From December 1981 to June 1988, Mr. Aszmann served as Chief Software Architect of Star Technologies, and Mr. Aszmann previously held various storage-related technology positions with Technalysis Corporation, a consulting company, and Control Data Corporation, a mainframe manufacturing company.

John R. Judd has served as our Chief Financial Officer since June 2006. From October 2003 to July 2006, Mr. Judd served as Chief Financial Officer of ATS Medical, Inc., a medical device manufacturer. From June 2000 to October 2003, Mr. Judd served as Controller of American Medical Systems Holdings, Inc., a medical device manufacturer. From 1997 to 1999, Mr. Judd served as Chief Financial Officer of the Autoglass Division of Apogee Enterprises, Inc., a glass technology company. Mr. Judd received a B.A. and an M.B.A. from the University of St. Thomas.

Dennis R. Johnson has served as our Executive Vice President since April 2003. From May 2002 to April 2003, Mr. Johnson served as President and Chief Executive Officer of Marix Technologies, Inc., an enterprise software company. From November 1999 to January 2002, Mr. Johnson served as Executive Vice President of Sales for

Xiotech. Xiotech was acquired by Seagate in January 2000. From December 1993 to February 1999, Mr. Johnson served as President and Chief Executive Officer of XATA Corporation, a fleet management software company. Mr. Johnson received a B.A. in Sociology from Mankato State University. Mr. Johnson has notified us that he intends to retire as of June 30, 2008.

Brian P. Bell has served as our Vice President, Sales since April 2006. From August 2003 to April 2006, he served as our Director of Business Development. From August 2002 to August 2003, Mr. Bell was with Storage Networks, Inc., an information storage software and services company, as Vice President of Global Services. From July 1999 to August 2002, Mr. Bell served in various positions for Storage Network, Inc. including most recently as Director of Operations. From 1988 to 1999, Mr. Bell served as a commissioned officer in the U.S. Air Force. Mr. Bell received a B.S. in Human Factors from the U.S. Air Force Academy and an M.S. in Human Factors Engineering from the University of Illinois.

Corporate Information

Compellent Technologies, Inc. was formed in Minnesota in March 2002 and reincorporated in Delaware in June 2002. The address of our principal executive office is 7625 Smetana Lane, Eden Prairie, Minnesota 55344, and our telephone number is (952) 294-3300. Our website address is http://www.compellent.com.

Available Information

Our website address is http://www.compellent.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission, or the SEC, which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder who requests such information.

Item 1A.	Risk Factors

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business

We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We were established in March 2002 and sold our first product in February 2004. We have not been profitable in any quarterly period since we were formed. We incurred net losses of $7.8 million, $6.8 million and $9.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, our accumulated deficit was $49.4 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach profitability.

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

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, including a number of established public companies, such as Dell, Inc., which completed its acquisition of EqualLogic, Inc. in January 2008, EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and Network Appliance, Inc., and newly public companies, such as 3PAR, Inc. and a number of private companies, such as Xiotech Corporation, LeftHand Networks and others. Some of our competitors, including Dell, EMC and Network Appliance, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and reduced gross margins.

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

We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $51.2 million in 2007. We do not expect to achieve similar percentage growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve profitability and our stock price could decline.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existance of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. We receive a substantial portion of our revenue from a limited number of channel partners. For 2007, 2006 and 2005, our top ten channel partners accounted for 45%, 49% and 60% of our revenue, respectively. One channel partner accounted for 13% of our revenue in 2007, and no channel partner accounted for more than 10% of our revenue in 2006 and 2005. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.

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

We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer our competitive position will be impaired and our expenses could increase. Our agreement with Anacomp automatically renews for successive two year periods, commencing in March 1, 2008, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 90 days prior to the end of the two year term. In addition, either party may immediately terminate the agreement for a material breach by the other party that is not cured within 30 days. In late 2007, we notified Anacomp of our intention to engage in renegotiation of certain contractual terms. To facilitate this renegotiation, Anacomp agreed to extend our current agreement from March 1, 2008 through April 30, 2008, or the amendment term. If necessary the amendment term may be further revised for an additional period or either party may provide a minimum of 60 days written notice of its intention to terminate the agreement. If Anacomp were to end their relationship with us, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.

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

In addition to our small team of installation personnel, we rely upon some of our channel partners to install Storage Center at our end user locations. Our channel partner agreements generally contain provisions requiring installation and configuration training by the channel partners, which we may waive at our discretion. Although we train and certify our channel partners on the installation and configuration of Storage Center, end users have in the past encountered installation and configuration difficulties. In addition, if one or more of our channel partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change or add additional channel partners, installation and configurement of Storage Center to our end users could be delayed, our revenue could be reduced and our ability to compete could be impaired. As a significant portion of our sales occur in the last month of a quarter, our end users may also experience installation delays following a purchase if we or our channel partners have too many installations in a short period of time. We currently maintain a small team of installation personnel. As our business grows we will need to recruit, train and retain additional installation personnel and may not be able to do so, which would adversely affect our ability to compete. If we or our channel partners fail to timely and correctly install and configure Storage Center, end users may not purchase additional products and services from us, our reputation could suffer and our revenue could be reduced. In addition, we will incur additional expenses to correctly install and configure Storage Center to meet the expectations of our end users.

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

Historically, we have conducted little business internationally. We have only one international office and revenue from international sales was 11%, 5%, and 3% during 2007, 2006 and 2005, respectively. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2008, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the March 2005 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.

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

The storage industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Litigation can be expensive, lengthy, and disruptive to ordinary business operations. Moreover, the results of complex legal proceedings are difficult to predict. We have received and expect that in the future we may receive, particularly as a public company, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

If we fail to comply with the terms of our open source software license agreement, we could be required to release portions of our software codes, which could impair our ability to compete and result in lower revenue.

Storage Center utilizes a software application called eCos, an “open source,” royalty-free, real-time operating system intended for embedded applications. eCos is licensed to us under a modified version of version 2.0 of the GNU General Public License. Open source software is often made available to the public by its authors and/or other third parties under licenses, such as the GNU General Public License, which impose certain obligations on licensees in the event such licensees re-distribute and/or make derivative works of the open source software. The terms of our license to the eCos application require us to make source code for the derivative works freely available to the public, and/or license such derivative works under a particular type of license, rather than the forms of commercial license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software to avoid subjecting our proprietary products to conditions we do not intend, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public, stop distribution of that work and/or recall our products that include that work. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to recall and/or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could impair our ability to compete, result in lower revenue and increase our expenses.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. The listing requirements of NYSE Arca require that we satisfy certain corporate governance requirements relating to independent directors, committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and a code of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired.

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

We have completed a remediation plan which addressed the significant deficiencies identified in the 2006 audit. Specifically, we have (i) implemented improved policies and procedures to ensure a review of contracts is performed and VSOE has been established and maintained prior to revenue recognition; (ii) refined our policies for the designation of duties for inputting, reviewing and reconciling billing processes as well as reviews by management; (iii) continued to limit access to our information technology systems with financial impact to those individuals who require access to fulfill their job responsibilities; (iv) increased uniformity and consistency with respect to customer contracts, accounting records and related documentation; and (v) maintained an increased level of management review of key processes, particularly the revenue cycle and sales process. Management has completed an evaluation of the effectiveness of these additional controls and has concluded that the significant deficiencies described above have been remediated as of December 31, 2007.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure of our internal controls could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the SEC under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with the required filing of our Annual Report on Form 10-K for the year ending December 31, 2008.

We expense stock options, which will reduce our net income or increase our net losses in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under the prospective method, we will continue to account for any portion of awards outstanding at January 1, 2006 using accounting principles originally applied to those awards under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees. The total expense reported for 2007 and 2006 related to stock options amounted to $762,000 and $52,000, respectively. This amount is expected to increase in future years as new grants are made to employees and other service providers. These additional expenses will increase operating costs and correspondingly reduce our net income or increase our net losses in future periods.

Risks Related to the Ownership of Our Common Stock

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and from October 10, 2007, the first day of trading of our common stock, to March 14, 2008, our stock has had closing low and high sales prices in the range of $7.94 to $24.19 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Our directors and executive officers and their affiliates beneficially own approximately 54.3% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

The price of our stock could decrease as a result of shares of common stock being sold in the market.

If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by investors as intending to sell, the trading price of our common stock could decline significantly. As of December 31, 2007, we had 30,593,468 shares of common stock outstanding.

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

We also registered 6,411,016 and intend to register 1,682,640 shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions, the market standoff agreements and the lock-up agreements described above.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the division of our board of directors into three classes;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the inability of stockholders to take action by written consent in lieu of a meeting; and

•	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in a leased facility in Eden Prairie, Minnesota, consisting of approximately 56,000 square feet of office space under a lease that expires in February 2014. This facility accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us. The channel partner claims we allegedly breached our channel partner agreement and allegedly tortuously interfered with their business advantage by offering identical pricing to another of our channel partners for use in their response to a request for proposal to an end user. The channel partner is also claiming trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. The arbitrator currently has the matter under advisement and a decision is still pending. The channel partner is seeking to recover $2.2 million in damages. We believe the claims are without merit and have defended ourselves vigorously, but we are unable to predict the likelihood of an outcome.

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has been traded on the New York Stock Exchange Arca, or NYSE Arca, under the symbol “CML” since it began trading on October 10, 2007. Our initial public offering was priced at $13.50 per share on October 9, 2007. The following table sets forth for the period indicated the high and low closing sale prices of our common stock, as reported by the NYSE Arca.

	Prices
	High	Low

Fourth Quarter 2007 (from October 10, 2007)	$24.19	$12.03

There were approximately 163 holders of record of our common stock as of March 14, 2008. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stockholder Return Comparison

The following graph shows the cumulative 2-month total return of an investment of $100 cash on October 10, 2007, the date we became a public company, for our common stock on NYSE Arca, in the Russell 2000 Index and the NASDAQ Computer Index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*
Among Compellent Technologies, Inc., Russell 2000 Index
and NASDAQ Computer Index

*	$100 invested on 10/10/07 in stock or 9/30/07 in index-including reinvestment of dividends.

Unregistered Sales of Equity Securities

From January 1, 2007 through December 31, 2007, we sold and issued the following unregistered securities:

1. We granted options to our employees for the purchase of an aggregate of 860,947 shares of our common stock at a weighted-average exercise price of $3.57, pursuant to our 2002 Stock Option Plan, as amended, or the 2002 Plan. During this period, stock options to purchase an aggregate of 40,303 shares of our common stock were cancelled without being exercised and 612,943 shares of our common stock were issued upon exercise of stock options. The options granted during this period pursuant to our 2002 Plan are subject to vesting over four years for the date of grant, subject to the optionee’s continuous service with us.

2. In February 2007, we issued 14,492 shares of our common stock to a consultant at $1.25 per share, in exchange for $18,116 of real estate consulting services.

3. We granted 4,000 fully vested shares of common stock to Robert F. Olson in connection with his appointment to our Board of Directors pursuant to our 2002 Plan. Upon his resignation from our Board of Directors in August 2007, these shares of common stock were rescinded.

The issuances described in Item (1) and Item (2) above were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

The issuance described in Item (3) above was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144255), that was declared effective by the Securities and Exchange Commission on October 9, 2007. We registered 6,900,000 shares of our common stock with a proposed maximum aggregate offering price of $93.1 million. The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $13.50 per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Needham & Company, LLC, Piper Jaffray & Co., RBC Capital Markets and Thomas Weisel Partners LLC.

As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of March 14, 2008, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)

Statement of Operations Data:
Revenue
Product	$42,831	$19,996	$8,670	$3,638	$—
Product support and services	8,368	3,337	1,241	251	—

Total revenue	51,199	23,333	9,911	3,889	—
Cost of revenue
Cost of product	21,554	9,897	4,915	2,446	—
Cost of product support and services	4,423	2,774	1,047	541	—

Total cost of revenue	25,977	12,671	5,962	2,987	—

Gross profit	25,222	10,662	3,949	902	—
Operating expenses
Sales and marketing	23,520	10,562	5,504	3,992	1,377
Research and development	7,632	5,675	5,241	4,495	4,457
General and administrative	3,324	1,565	2,468	3,939	638

Total operating expenses	34,476	17,802	13,213	12,426	6,472

Loss from operations	(9,254)	(7,140)	(9,264)	(11,524)	(6,472)
Other income, net	1,425	316	138	120	126

Net loss	(7,829)	(6,824)	(9,126)	(11,404)	(6,346)
Accretion of redeemable convertible preferred stock	—	6,330	32	18	8

Net loss attributable to common stockholders	$(7,829)	$(13,154)	$(9,158)	$(11,422)	$(6,354)

Net loss per common share, basic and diluted	$(0.77)	$(3.29)	$(2.35)	$(3.02)	$(1.75)

Shares used in computing net loss per common share, basic and diluted	10,219	4,003	3,897	3,779	3,622

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$82,382	$15,106	$2,037	$4,398	$14,413
Short-term investments	11,350	258	—	—	—
Working capital	95,255	17,685	1,688	3,135	14,947
Total assets	113,376	26,407	6,006	8,162	15,891
Total liabilities	17,960	8,503	3,736	4,190	522
Redeemable convertible preferred stock	—	—	30,655	23,226	23,208
Total stockholders’ equity (deficit)	95,416	17,904	(28,385)	(19,254)	(7,839)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional capital;

•	our ability to protect our intellectual property rights; and

•	pricing and availability of our suppliers’ products.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Part I, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

Overview

We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of December 31, 2007, Storage Center was being utilized by more than 740 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.

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

Key Financial Measures and Trends

Sources of Revenue

Revenue is comprised of product revenue, consisting of software and hardware revenue, and product support and services revenue. A sale of Storage Center is typically comprised of (a) an upfront fully-paid perpetual end-user license fee, (b) the associated hardware components, (c) a software maintenance arrangement that includes telephone support, bug fixes and potential unspecified product updates, (d) a hardware maintenance agreement that includes telephone support and on-site repairs and replacement and (e) in certain cases, professional services for installation, training and consulting support. Substantially all of our revenue consists of product revenue from sales of Storage Center. We expect that product support and services revenue will grow on an absolute basis as our installed base of end users continues to grow, but remain relatively consistent as a percentage of total revenue.

We offer our products and services through value-added resellers, which we refer to as channel partners. Our channel partners purchase our products after they have received a purchase order from an end user, as they do not maintain an inventory of our products in anticipation of sales to end users. For 2007, 2006 and 2005, our top ten channel partners accounted for 45%, 49% and 60% of our revenue, respectively. One channel partner accounted for 13% of our revenue in 2007, and no channel partner accounted for more than 10% of our revenue in 2006 and 2005.

Our systems are modular and highly configurable. Variations in these configurations affect our average system order size and can significantly impact our overall revenue, cost of revenue and gross margin performance. Our revenue within a particular quarter is often significantly affected by the unpredictable procurement patterns of our end users. Historically, we have generated the majority of our revenue in the final month of each quarter primarily because many of our end users do not finalize their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future.

Product Revenue

Product revenue consists of license fees for software applications associated with Storage Center and related hardware sales, including disk drives, system controllers, host bus adapters, switches and enclosures. We also derive a portion of our product revenue from software and hardware upgrades, which generally include additional hardware components and may include new software applications. We expect that product revenue will increase on an absolute basis if we are able to execute our business strategy.

Product Support and Services Revenue

Product support and services revenue consists of software and hardware maintenance contracts, which typically have a duration of one to three years, and professional services for installation, training and consulting support.

Maintenance.  We offer software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Substantially all of our end users purchase software and hardware maintenance agreements when they purchase Storage Center. Revenue is deferred at fair value in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions , or SOP No 97-2, at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement. Historically, substantially all of our end users have renewed their maintenance agreements upon expiration of their existing maintenance agreements. We anticipate that maintenance revenue will grow on an absolute basis as our installed base of end users continues to grow, but remain relatively consistent as a percentage of total revenue.

Professional Services.  We generally sell professional services on a time-and-materials basis and recognize revenue when the services are performed. Professional services include installation, consulting and training. During 2005, we offered limited installation services to our end users as our channel partners primarily provided these services. In 2006, we expanded our internal installation capabilities in order to compliment our channel partners’ capabilities. Also in 2006, we began offering end user and channel partner training programs.

Cost of Revenue and Gross Margin

Cost of revenue is comprised of cost of product revenue and cost of product support and services. Cost of product revenue consists primarily of the cost of component hardware charged by our component suppliers, shipping and handling, provisions for excess and obsolete inventory, overhead allocations, and employee salaries, benefits, and stock-based compensation expense. We expect cost of product revenue to increase in absolute dollars, but remain relatively constant as a percentage of total product revenue. Cost of product support and services consists of employee salaries, benefits, and stock-based compensation expense for our customer service and technical support team and service fees charged by Anacomp, Inc., our third-party hardware maintenance provider. We expect cost of product support and services revenue to increase as we expand the size of our customer service and technical support team and incur increased third-party services fees associated with anticipated future revenue growth.

Our gross margin has been and will be affected by many factors, including (a) the demand for Storage Center and related services, (b) discount levels and price competition, (c) average system order size and end user mix, (d) hardware and software component mix and (e) the level of fixed costs of customer service and personnel. We expect gross margin to continue to increase slightly and then level off.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire a significant number of new employees to support our anticipated growth.

Our business strategy is to be a leading provider of enterprise-class network storage solutions. For us to achieve our goals substantial investments in our infrastructure were, and continue to be, necessary to facilitate rapid expansion. From corporate inception to product commercialization in early 2004, our employee growth was predominantly focused in support of our product development, as seen by the increase in research and development expense during that time period. When commercialization of our product occurred in early 2004, our growth in operating costs was led by additional spending in sales and marketing, as evidenced by the increase in sales and marketing expense and corresponding headcount total since early 2004. Our sales and marketing team geographically covers the entire United States, with employees physically located at either our corporate headquarters or working remotely. With our increased sales and marketing headcount, and the correlating growth in our revenue, we have also expanded our support functions such as sales management, sales operations, information technology, finance and human resources to leverage our corporate structure to further our business strategy.

Sales and Marketing.  Sales and marketing expense consists primarily of (a) salaries, related personnel costs and stock-based compensation expense for our sales and marketing personnel, (b) commissions, (c) travel expenses, (d) marketing programs and (e) other related overhead. We expect sales and marketing expense to increase on an absolute basis for the foreseeable future as we increase the number of sales and marketing professionals and, to a lesser extent, increase our marketing activities. We expect sales and marketing expense to decrease as a percentage of revenue if our revenue grows as we anticipate.

Research and Development.  Research and development expense consists primarily of (a) salaries, related personnel costs and stock-based compensation expense for our research and development personnel, (b) depreciation on equipment and (c) other related overhead. To date, all of our research and development expenses have been expensed as incurred. We expect research and development expense to increase on an absolute basis for the foreseeable future as we enhance and expand our product offerings. We expect research and development expense to decrease as a percentage of revenue if our revenue grows as we anticipate.

General and Administrative.  General and administrative expense consists primarily of (a) salaries, related personnel costs and stock-based compensation for our finance, human resource, and information technology personnel and certain executive officers, (b) accounting, tax and legal professional fees and (c) other related overhead. We expect general and administrative expense to increase on an absolute basis and as a percentage of total revenue in the short term as we continue to develop the infrastructure necessary to operate as a public company, including increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for compliance with the provisions of Sarbanes-Oxley Act of 2002, investor relations expense and higher insurance premiums.

Other Income, Net

Other income, net consists primarily of interest income earned on cash and cash equivalent and short-term investment balances less interest expense.

Income Taxes

We have not recorded a provision for income taxes for the years ended December 31, 2007, 2006 and 2005, as the tax benefits of our net loss were offset by the recording of a valuation allowance. We do not expect to record a provision for income tax in the foreseeable future as we continue to make significant expenditures related to the development of our products and expansion of our business, which we expect will generate future net losses.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that effect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our financial statements. See the notes to our financial statements included in this Annual Report on Form 10K for information about these critical accounting policies, as well as a description of our other accounting policies.

Revenue Recognition

We apply the provisions of SOP No. 97-2 and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, to our combined software and hardware product sales. We recognize product revenue when:

•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.

•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment as title transfers to the end user. Products shipped with acceptance criteria are not recognized as revenue until all conditional criteria are satisfied.

•	The Fee is Fixed or Determinable. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.

•	Collectibility is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized upon cash receipt.

We use resellers, who act as brokers, to sell our products and refer to such resellers as our channel partners. Revenue under reseller arrangements is not recognized until shipment occurs to the end user, the fee is fixed and determinable, collectibility is probable and supported, and there is evidence of a third-party end user sale, generally in the form of a purchase order from the end user to the channel partner. Our revenue is the price we charge the channel partner. We maintain contractual arrangements with our channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment to the end user. In circumstances where we sell directly to an end user, our revenue is the price we charge the end user and revenue is recognized upon shipment to the end user.

A sale of our Storage Center is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. Our determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to software and hardware maintenance and services. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, we recognize revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. We have determined that we have objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.

We generally sell professional services on a time-and-materials basis and recognize revenue when the services are performed.

Allowance for Doubtful Accounts

In the vast majority of sales, we sell our products to channel partners for resale to end users. In certain limited circumstances, we may sell directly to the end user and pay the channel partner a commission, which is recorded in sales and marketing expense, primarily due to concerns of the credit worthiness of the channel partner. We perform ongoing evaluations of our channel partners and end users and continuously monitor collections and payments. We record an allowance for doubtful accounts based on the aging of the underlying receivables, historical experience and any specific collection issues we have identified. We monitor and analyze the accuracy of our allowance for doubtful accounts estimate by reviewing past collectibility and adjusting it for future expectations to determine the adequacy of our allowance. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but may not be indicative of future credit losses. Our allowance for doubtful accounts as of December 31, 2007 and 2006 was $408,000 and $430,000, respectively. If the financial condition of our channel partners or end users were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are recorded at the lower of cost, determined on the first-in, first-out method, or market value (estimated net realizable value). Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analysis of current inventory levels, expected product lives, historical loss trends and projections of future sales demand. Inventories that are considered obsolete are written off, and a reserve for inventory quantities in excess of forecasted demand is recorded. If future demand or market conditions are less favorable than current estimates, additional inventory write-downs would be required and would adversely affect income in the period the write-down is made.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based

Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. No stock-based compensation expense was recorded in 2005.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value. SFAS No. 123(R) supersedes our previous accounting under APB No. 25. We adopted SFAS No. 123(R) using the prospective transition method. Under this method, compensation expense recognized for 2006 included compensation expense for all stock option grants granted, modified, repurchased or cancelled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the prospective transition method, our statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include the risk free interest rate, the expected life of the option, stock price volatility, the dividend yield and the forfeiture rate. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. Volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. We have not paid dividends in the past and do not expect to in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Forfeitures have been insignificant during each of the periods presented herein. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense recognized, which could have a material impact on our financial statements. Stock-based compensation expense recorded during 2007 and 2006 was $762,000 and $52,000, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, as clarified by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, or FIN No. 48, Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

FIN No. 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2007, we had federal and state NOL carryforwards of approximately $39.0 million, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2027 and are subject to review and possible adjustment by the Internal Revenue Service and state authorities. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our NOL carryforwards in any year may be limited.

Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and our past history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2007 and 2006 of $15.9 million and $13.0 million.

Results of Operations

The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the periods indicated (in thousands):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2007	2006	$	%	2006	2005	$	%

Revenue
Product	$42,831	$19,996	$22,835	114.2%	$19,996	$8,670	$11,326	130.6%
Product support and services	8,368	3,337	5,031	150.8	3,337	1,241	2,096	168.9

Total revenue	51,199	23,333	27,866	119.4	23,333	9,911	13,422	135.4

Cost of revenue
Cost of product	21,554	9,897	11,657	117.8	9,897	4,915	4,982	101.4
Cost of product support and services	4,423	2,774	1,649	59.4	2,774	1,047	1,727	164.9

Total cost of revenue	25,977	12,671	13,306	105.0	12,671	5,962	6,709	112.5

Gross profit	25,222	10,662	14,560	136.6	10,662	3,949	6,713	170.0
Operating expenses
Sales and marketing	23,520	10,562	12,958	122.7	10,562	5,504	5,058	91.9
Research and development	7,632	5,675	1,957	34.5	5,675	5,241	434	8.3
General and administrative	3,324	1,565	1,759	112.4	1,565	2,468	(903)	(36.6)

Total operating expenses	34,476	17,802	16,674	93.7	17,802	13,213	4,589	34.7

Loss from operations	(9,254)	(7,140)	(2,114)	(29.6)	(7,140)	(9,264)	2,124	22.9
Other income, net	1,425	316	1,109	350.9	316	138	178	129.0

Net loss	(7,829)	(6,824)	(1,005)	(14.7)	(6,824)	(9,126)	2,302	25.2
Accretion of redeemable convertible preferred stock	—	6,330	(6,330)	(100.0)	6,330	32	6,298	*

Net loss attributable to common stockholders	$(7,829)	$(13,154)	$5,325	40.5%	$(13,154)	$(9,158)	$(3,996)	(43.6)%

*	Percentage not meaningful

Comparison of Years Ended December 31, 2007 and 2006

Revenue

Revenue and the related changes for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Revenue
Product	$42,831	83.7%	$19,996	85.7%	$22,835	114.2%
Product support and services	8,368	16.3	3,337	14.3	5,031	150.8

Total revenue	$51,199	100.0%	$23,333	100.0%	$27,866	119.4%

Product Revenue.  Product revenue derived from system sales primarily increased due to a 95% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 90 channel partners, an increase in sales and marketing headcount to 119 people from 62, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 740 as of December 31, 2007 from over 355 as of December 31, 2006.

Product Support and Services Revenue.  Product support revenue increased 149% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Product support pricing remained relatively flat with an adjustment for immaterial inflationary price increases. Services revenues increased 173% due to an increase of approximately 105 end user and channel partner training programs and an increase of approximately 115 Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.

Cost of Revenue and Gross Margin

Cost of revenue and gross margin and the related changes for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007		2006
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%

Cost of revenue
Cost of product	$21,554	50.3%	$9,897	49.5%	$11,657	117.8%
Cost of product support and services	4,423	52.9	2,774	83.1	1,649	59.4

Total cost of revenue	$25,977	50.7%	$12,671	54.3%	$13,306	105.0%

Gross margin		49.3%		45.7%

Cost of Product Revenue.  Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.

Cost of Product Support and Services Revenue.  Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $637,000 related to growth in our customer service and technical support headcount to 26 people from 18 people, increased travel expense of $112,000 and increased hardware service fees of $822,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base.

Gross Margin.  Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

Operating Expenses and Other Income, Net

Operating expenses and other income, net and the related changes for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2007		2006
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Operating expenses
Sales and marketing	$23,520	45.9%	$10,562	45.3%	$12,958	122.7%
Research and development	7,632	14.9	5,675	24.3	1,957	34.5
General and administrative	3,324	6.5	1,565	6.7	1,759	112.4

Total operating expenses	$34,476	67.3%	$17,802	76.3%	$16,674	93.7%

Other income, net	$1,425	2.8%	$316	1.4%	$1,109	350.9%

Sales and Marketing Expense.  Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 119 people from 62, resulting in a $7.6 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $1.0 million increase in sales and marketing related travel and support costs and a $319,000 increase in channel partner commissions due to increased third-party selling activities. In addition, due to higher gross accounts receivable balances during 2007 and the uncertainty and collectibility of certain accounts, we recorded an additional $303,000 of bad debt expense to increase our allowance for doubtful accounts. Increased marketing efforts led to an additional $2.7 million of expense related to partner programs, trade shows and other promotional activities. Facilities related costs also increased $298,000, due primarily to our relocation to our new executive headquarters in March 2007.

Research and Development Expense.  Research and development expense increased primarily due to an increase in research and development headcount to 48 people from 39 people, resulting in a $1.1 million increase in salaries, employee benefits and stock-based compensation expense, an increase of $415,000 in supplies and prototype material costs, and an increase of $178,000 in legal fees associated with intellectual property.

General and Administrative Expense.  General and administrative expense increased primarily due to an increase in finance and information technology staff headcount to 11 people from seven people resulting in a $836,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $330,000 for outside legal, accounting, valuation, and consulting services pertaining to general corporate matters and depreciation expense increased $264,000 due to higher gross asset balances.

Other Income, Net.  Other income, net increased primarily due to increased interest income resulting from higher cash and cash equivalent and short-term investment balances following the closing of the initial public offering in October 2007.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

Revenue and the related changes for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2006		2005
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Revenue
Product	$19,996	85.7%	$8,670	87.5%	$11,326	130.6%
Product support and services	3,337	14.3	1,241	12.5	2,096	168.9

Total revenue	$23,333	100.0%	$9,911	100.0%	$13,422	135.4%

Product Revenue.  Product revenue derived from system sales primarily increased due to a 99% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 20 channel partners, an increase in sales and marketing headcount to 62 people from 32 people, and additional marketing programs. Our average system order size and average system sales price remained relatively constant. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 355 as of December 31, 2006 from over 175 as of December 31, 2005.

Product Support and Services Revenue.  Product support revenue increased 157% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Product support pricing remained relatively flat with an adjustment for immaterial inflationary price increases. Services revenues increased 471% due to the commencement of our end user and channel partner training programs, with over 70 held in 2006, and an increase of approximately 70 Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow our services revenue.

Cost of Revenue and Gross Margin

Cost of revenue and gross margin and the related changes for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2006		2005
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%

Cost of revenue
Cost of product	$9,897	49.5%	$4,915	56.7%	$4,982	101.4%
Cost of product support and services	2,774	83.1	1,047	84.4	1,727	164.9

Total cost of revenue	$12,671	54.3%	$5,962	60.2%	$6,709	112.5%

Gross margin		45.7%		39.8%

Cost of Product Revenue.  Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.

Cost of Product Support and Services Revenue.  Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $919,000 related to growth in our customer service and technical support headcount to 18 people from nine people, increased travel expense of $138,000, increased supplies expense of $137,000 and increased hardware services fees of $338,000 charged by our third-party hardware maintenance provider associated with our installed base.

Gross Margin.  Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

Operating Expenses and Other Income, Net

Operating expenses and other income, net and the related changes for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2006		2005
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Operating expenses
Sales and marketing	$10,562	45.3%	$5,504	55.5%	$5,058	91.9%
Research and development	5,675	24.3	5,241	52.9	434	8.3
General and administrative	1,565	6.7	2,468	24.9	(903)	(36.6)

Total operating expenses	$17,802	76.3%	$13,213	133.3%	$4,589	34.7%

Other income, net	$316	1.4%	$138	1.4%	178	129.0%

Sales and Marketing Expense.  Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 62 people from 32 people, resulting in a $2.7 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $377,000 increase in sales and marketing related travel and support costs and a $602,000 increase in channel partner commissions due to increased third party selling activities. Increased marketing efforts led to an additional $968,000 of expense related to partner programs, trade shows and other promotional activities.

Research and Development Expense.  Research and development expense increased primarily due to an increase in research and development headcount to 39 people from 34 people, resulting in a $393,000 increase in salaries, employee benefits and stock-based compensation expense.

General and Administrative Expense.  General and administrative expense decreased primarily due to a decrease of $1.5 million in legal fees incurred in defending non-compete and trade secret infringement claims brought by Xiotech Corporation, or Xiotech, which were settled in 2005. The decrease in legal fees was partially offset by an increase in finance headcount to five people from two people, resulting in a $509,000 increase in salaries, employee benefits and stock-based compensation expense.

Other Income, Net.  Other income, net increased primarily due to increased interest income resulting from higher cash and cash equivalent balances following the closing of the Series B and Series C preferred stock financings in January and September 2006, respectively.

Liquidity and Capital Resources

	December 31,
	2007	2006
	(in thousands)

Cash and cash equivalents	$82,382	$15,106
Short-term investments	11,350	258
Total current assets	110,627	25,348
Total assets	113,376	26,407
Total current liabilities	15,372	7,663
Total liabilities	17,960	8,503
Total stockholders’ equity	95,416	17,904
Working capital	95,255	17,685

Financing history.  Since our inception in March 2002, we have generated operating losses in every quarter resulting in an accumulated deficit of $49.4 million as of December 31, 2007.

Cash, cash equivalents and short-term investments.  Our cash, cash equivalents and short-term investments available to fund current operations were $93.7 million and $15.4 million at December 31, 2007 and 2006. We completed an initial public offering of our common stock on October 9, 2007 in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in short-term, investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005

Net cash used in operating activities	$(3,476)	$(8,158)	$(9,448)
Net cash used in investing activities	(13,990)	(1,179)	(337)
Net cash provided by financing activities	84,742	22,406	7,424

Net increase (decrease) in cash and cash equivalents	$67,276	$13,069	$(2,361)

Operating Activities

Cash used in operating activities was $3.5 million in 2007. We incurred a net loss of $7.8 million, which included non-cash charges consisting of $1.2 million in depreciation and $642,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts receivable of $5.4 million, offset by an increase in deferred revenue of $6.6 million and an increase in accrued liabilities of $2.1 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.

Cash used in operating activities was $8.2 million in 2006. We generated a net loss of $6.8 million, which included non-cash charges consisting of $747,000 in depreciation and $52,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts receivable of $5.8 million and an increase in inventories of $981,000, partially offset by an increase in deferred revenues of

$2.2 million, an increase in accounts payable of $1.1 million and an increase in accrued liabilities of $1.4 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in inventory primarily relates to an increase in demonstration and evaluation units for our prospective end users and an increase in hardware replacement components, due to the increase in the number of installed systems.

Cash used in operating activities was $9.4 million in 2005. We generated a net loss of $9.1 million, which included non-cash charges of $661,000 in depreciation. Other uses of cash in operating activities included a decrease in accrued liabilities of $1.1 million and an increase in accounts receivable of $1.0 million, partially offset by an increase in accounts payable of $617,000 and a decrease in inventories of $528,000. The decrease in accrued liabilities is primarily due to the decrease in accrued legal fees incurred in defense of non-compete and trade secret infringement claims brought by Xiotech Corporation. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations.

Investing Activities

Cash used in investing activities was $14.0 million in 2007, consisting primarily of $11.4 million for the purchase of short-term investments and $2.9 million for the purchase of property and equipment.

Cash used in investing activities was $1.2 million in 2006, consisting of $921,000 for the purchase of property and equipment and the net purchase of short-term investments of $258,000.

Cash used in investing activities was $337,000 in 2005 for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities was $84.7 million in 2007, primarily from the issuance of 6,900,000 shares of common stock in conjunction with our initial public offering in October 2007 with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses.

Cash provided by financing activities was $22.4 million in 2006, primarily from the issuance of Series B preferred stock in January 2006 with net proceeds of $7.5 million and the issuance of Series C preferred stock in September 2006, with net proceeds of $14.9 million.

Cash provided by financing activities was $7.4 million in 2005. The primary source of these funds was the issuance of Series B preferred stock in April 2005, with net proceeds of $7.4 million.

Operating and Capital Expenditure Requirements

To date, we have not achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses in the short term as we continue to expand our business and build our infrastructure.

We believe that our cash and short-term investment balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. If our available cash and short-term investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our sales and marketing activities and research and development activities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this

Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$5,462	$729	$1,770	$1,857	$1,106

Total	$5,462	$729	$1,770	$1,857	$1,106

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate only to our current corporate headquarters in Eden Prairie, Minnesota and equipment.

Credit Facility

In November 2006, we entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. The financial institution may demand payment on this line of credit at any time, whether or not an event of default has occurred. Borrowings under the line of credit are limited by a $1.4 million letter of credit that secures a real estate lease obligation, reducing the availability on the line of credit to $4.6 million as of December 31, 2007 and 2006. Payments of accrued interest are due on the first day of each month and one final payment of any remaining unpaid balance of principal and accrued interest is due March 2008. Interest is at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit (effective rate of 4.97% and 5.96% at December 31, 2007 and 2006). There were no borrowings outstanding under this line of credit as of December 31, 2007 and 2006. The line of credit includes various covenants; however, there are no financial covenants. We were in compliance with all covenants for the years ended December 31, 2007 and 2006. We have pledged a certificate of deposit as collateral under the line of credit in the event of default. We did not renew this line of credit agreement upon its expiration in March 2008.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers and limit the amount of credit exposure to any one issuer. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investment in derivative instruments. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of December 31, 2007 primarily included liquid money market accounts and commercial paper. Our short-term investments as of December 31, 2007 included an Auction-Rate Note, or ARN, valued at $3.8 million. The ARN has a stated maturity beyond three months but is priced and traded as a short-term investment due to the liquidity provided through the interest rate reset mechanism. On January 25, 2008 the ARN was sold at its fair market value of $3.8 million. Our investments in Variable Rate Demand Notes are not subject to auction risk. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Compellent Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Compellent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Compellent Technologies, Inc. and subsidiary (collectively the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compellent Technologies, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (SFAS 123R) effective January 1, 2006.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
March 27, 2008

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share and per share amounts)

Assets
Current assets
Cash and cash equivalents	$82,382	$15,106
Short-term investments	11,350	258
Accounts receivable, net of allowance of $408 and $430 as of December 31, 2007 and 2006	13,311	7,918
Inventories	2,538	1,753
Prepaid expenses and other current assets	1,046	313

Total current assets	110,627	25,348
Property and equipment, net	2,749	1,059

Total assets	$113,376	$26,407

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,216	$2,464
Accrued compensation and benefits	3,083	1,482
Accrued liabilities	1,139	585
Deferred revenue, current	7,934	3,132

Total current liabilities	15,372	7,663
Deferred revenue, non-current	2,588	840
Commitments and contingencies
Stockholders’ equity
Convertible preferred stock	—	59,366
Common stock, $0.001 par value; 300,000,000 shares authorized, 30,593,468 issued and outstanding as of December 31, 2007; 75,000,000 shares authorized, 4,422,542 issued and outstanding as of December 31, 2006	31	4
Additional paid in capital	144,824	144
Accumulated deficit	(49,439)	(41,610)

Total stockholders’ equity	95,416	17,904

Total liabilities and stockholders’ equity	$113,376	$26,407

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Revenue
Product	$42,831	$19,996	$8,670
Product support and services	8,368	3,337	1,241

Total revenue	51,199	23,333	9,911
Cost of revenue
Cost of product	21,554	9,897	4,915
Cost of product support and services	4,423	2,774	1,047

Total cost of revenue	25,977	12,671	5,962

Gross profit	25,222	10,662	3,949
Operating expenses
Sales and marketing	23,520	10,562	5,504
Research and development	7,632	5,675	5,241
General and administrative	3,324	1,565	2,468

Total operating expenses	34,476	17,802	13,213

Loss from operations	(9,254)	(7,140)	(9,264)
Other income (expense)
Interest income	1,425	329	138
Interest expense	—	(13)	—

Total other income, net	1,425	316	138

Net loss	(7,829)	(6,824)	(9,126)
Accretion of redeemable convertible preferred stock	—	6,330	32

Net loss attributable to common stockholders	$(7,829)	$(13,154)	$(9,158)

Net loss per common share, basic and diluted	$(0.77)	$(3.29)	$(2.35)

Shares used in computing net loss per common share, basic and diluted	10,219	4,003	3,897

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
			Convertible
	Redeemable Convertible		Preferred				Additional
	Preferred Stock		Stock		Common Stock		Paid -In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands)
Balance at January 1, 2005	11,828	$23,226	—	$—	3,800	$4	$40	$(19,298)	$(19,254)
Issuance of Series B preferred stock, net	2,472	7,397	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	32	—	—	—	—	—	(32)	(32)
Common shares issued upon exercise of options	—	—	—	—	147	—	27	—	27
Net loss	—	—	—	—	—	—	—	(9,126)	(9,126)

Balance at December 31, 2005	14,300	30,655	—	—	3,947	4	67	(28,456)	(28,385)
Issuance of Series B preferred stock, net	2,472	7,500	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	6,330	—	—	—	—	—	(6,330)	(6,330)
Elimination of redeemable convertible preferred stock redemption feature	(16,772)	(44,485)	16,772	44,485	—	—	—	—	44,485
Issuance of Series C preferred stock, net	—	—	2,167	14,881	—	—	—	—	14,881
Compensation expense related to stock options	—	—	—	—	—	—	52	—	52
Common shares issued upon exercise of options	—	—	—	—	128	—	25	—	25
Stock options exercised for unvested restricted shares	—	—	—	—	348	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,824)	(6,824)

Balance at December 31, 2006	—	—	18,939	59,366	4,423	4	144	(41,610)	17,904
Conversion of convertible preferred stock to common stock	—	—	(18,939)	(59,366)	18,939	19	59,347	—	—
Common shares issued in conjunction with initial public offering, net	—	—	—	—	6,900	7	84,601	—	84,608
Compensation expense related to stock options	—	—	—	—	—	—	642	—	642
Common shares issued upon
exercise of options	—	—	—	—	138	—	32	—	32
Common shares repurchased	—	—	—	—	(302)	—	(142)	—	(142)
Stock options exercised for unvested restricted shares	—	—	—	—	475	1	—	—	1
Vesting of restricted shares	—	—	—	—	—	—	153	—	153
Issuance of common stock for services provided	—	—	—	—	20	—	47	—	47
Net loss	—	—	—	—	—	—	—	(7,829)	(7,829)

Balance at December 31, 2007	—	$—	—	$—	30,593	$31	$144,824	$(49,439)	$95,416

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Operating activities
Net loss	$(7,829)	$(6,824)	$(9,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,208	747	661
Compensation expense related to stock options	642	52	—
Issuance of common stock for services provided	40	—	—
Changes in operating assets and liabilities
Accounts receivable	(5,393)	(5,842)	(965)
Inventories	(785)	(981)	528
Prepaid expenses	(726)	(77)	(92)
Accounts payable	677	1,291	617
Accrued liabilities	2,140	1,241	(1,085)
Deferred revenues	6,550	2,235	14

Net cash used in operating activities	(3,476)	(8,158)	(9,448)
Investing activities
Purchase of property and equipment	(2,898)	(921)	(337)
Purchase of short-term investments	(11,350)	(508)	—
Maturities of short-term investments	258	250	—

Net cash used in investing activities	(13,990)	(1,179)	(337)
Financing activities
Proceeds from issuance of preferred stock, net	—	22,381	7,397
Proceeds from initial public offering, net	84,851	—	—
Proceeds from exercise of stock options	33	25	27
Payments for repurchase of common stock	(142)	—	—

Net cash provided by financing activities	84,742	22,406	7,424
Net increase (decrease) in cash and cash equivalents	67,276	13,069	(2,361)
Cash and cash equivalents, beginning of period	15,106	2,037	4,398

Cash and cash equivalents, end of period	$82,382	$15,106	$2,037

Supplemental cash flow disclosure:
Cash paid for interest	$—	$13	$—
Supplemental non-cash disclosure:
Transfer of inventory to property and equipment	$—	$—	$218
Issuance of common stock for services provided	$7	$—	$—
Vesting of restricted common stock	$153	$—	$—
Accounts payable corresponding to IPO expenses	$243	$—	$—
Conversion of convertible preferred stock to common stock	$59,366	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Significant Accounting Policies

Business Description

Compellent Technologies, Inc., or the Company, develops, markets and services enterprise-class network storage solutions, which include software and hardware. The Company was incorporated in March 2002 and the first revenue was recognized in 2004. Product sales are predominately derived through third-party value added resellers, or channel partners. Corporate headquarters are in Eden Prairie, Minnesota, and the Company has channel partners and end users located in the United States and certain other international markets.

All references to “Compellent” or the “Company” mean Compellent Technologies, Inc. and its subsidiary, except where it is made clear that the term means only the parent company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Compellent Technologies, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Risk and Uncertainties

The Company receives a substantial portion of its revenue from a limited number of channel partners. The top ten channel partners accounted for 45%, 49%, and 60% of total revenue for the years ended December 31, 2007, 2006, and 2005. During the year ended December 31, 2007 one channel partner accounted for 13% of total revenue, and during the years ended December 31, 2006 and 2005 no channel partner accounted for more than 10% of total revenue. Loss of one or more of these key channel partners could adversely affect the Company’s operating results in the near term. There are no concentrations of business transacted with a particular end user, market, or geographic area that would severely impact business in the near term.

The Company relies on a limited number of key suppliers to supply components. One supplier comprised 28%, 30%, and 16% of total purchases, and another comprised 23%, 23%, 17% of total purchases for the years ended December 31, 2007, 2006, and 2005. The Company relies on one third-party hardware maintenance provider. Management believes alternate sources of component materials and maintenance services are available; however, disruption or termination of these relationships could adversely affect the Company’s operating results in the near term.

Cash and Cash Equivalents

All highly liquid temporary investments with an original maturity of three months or less are considered to be cash equivalents.

Short-Term Investments

At December 31, 2007 short-term investments consist of Auction-Rate Notes, or ARN, and Variable Rate Demand Notes, or VRDN, that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. These ARN and VRDN are classified as available-for-sale and are recorded at amortized cost, which approximates fair value.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 short-term investments consist of certificates of deposit, which are classified as held-to-maturity. The certificates of deposit have original maturities of twelve months or less and accordingly are recorded as current assets on the balance sheet.

Accounts Receivable

Accounts receivable represent amounts due from channel partners and end users. Credit is granted in the normal course of business, without collateral or any other security, to support amounts due. In the vast majority of sales, the Company sells its products to channel partners for resale to end users. In certain limited circumstances, the Company may sell directly to the end user and pay the channel partner a commission, which is recorded in sales and marketing expense, primarily due to concerns of the credit worthiness of the channel partner. The Company performs ongoing evaluations of its channel partners and end users and continuously monitors collections and payments. The Company records an allowance for doubtful accounts based on the aging of the underlying receivables, historical experience, and any specific collection issues it has identified. The Company writes off accounts receivable when they become uncollectible, and payments subsequently recorded on such receivables are credited to the allowance for doubtful accounts. To date, accounts receivable balances written off have been within management’s expectations and have not exceeded the allowances provided.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market value (estimated net realizable value).

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or life of the lease.

The estimated useful lives are:

Computer equipment	2 years
Office furniture and equipment	2 — 5 years
Computer software	2 — 3 years
Leasehold improvements	5 — 7 years

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by either a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset or the fair value determined by a third party. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not recognized any impairment loss for property and equipment.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments and accounts receivable are carried at cost, or amortized cost as applicable, which approximates their fair value due to the short-term maturity of these instruments.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company applies the provisions of Statement of Position No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition to its combined software and hardware product sales. The Company recognizes product revenue when:

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

A sale is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. The Company’s determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence or VSOE. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to software and hardware maintenance and services. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, the Company recognizes revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The Company has determined that it has objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.

Product revenue consists of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. The Company also derives a portion of its product revenue from software and hardware upgrades, which generally includes new software applications and additional hardware components.

In accordance with Emerging Issues Task Force EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented In the Income Statement (That Is, Gross Versus Net

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presentation), taxes are presented on a net basis. Revenue from shipping and handling is included in product revenue and its related cost is included in cost of product revenue

Product support and services revenue consists of software and hardware maintenance contracts and professional services for installation, training and consulting support. The Company offers software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Revenue is deferred at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement, typically one to three years. The Company generally sells professional services on a time-and-materials basis and recognizes revenue when the services are performed.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $3.6 million, $1.3 million and $431,000.

Research and Development and Software Development Costs

Expenditures for research and development costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs related to the development of software products are capitalized between the time when technological feasibility has been established and when the product is available for general release to customers. To date, the Company has not capitalized any software development costs as the time has been short and the costs immaterial from the establishment of technological feasibility to commercial release.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, as clarified by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, or FIN No. 48. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109. The Company’s deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. The NOL carryforwards expire at various times through 2027 and are subject to review and possible adjustment by the Internal Revenue Service and state authorities.

FIN No. 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted net loss per share is computed giving effect to all dilutive potential shares that were outstanding during the period. Dilutive potential common

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares consist of common shares issuable upon exercise of stock options, conversion of convertible preferred stock, and common shares issued with vesting restrictions. For the years ended December 31, 2007, 2006, and 2005, all potential common shares were anti-dilutive. Accordingly, diluted net loss per common share is equivalent to basic net loss per common share.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure . Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of the Company’s common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. For the year ended December 31, 2005, no stock-based compensation expense was recorded.

Effective January 1, 2006, the Company adopted the requirements of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and consultants based on fair value. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 and SFAS No. 123 for periods beginning in fiscal 2006. The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Under this method, compensation expense recognized for the year ended December 31, 2006 included compensation expense for all stock-based awards granted, modified, repurchased, or cancelled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Under the prospective method of adoption the Company continues to account for any portion of awards outstanding at January 1, 2006 using the accounting principles originally applied to those awards under APB No. 25.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is expected to change the Company’s accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Component materials	$489	$221
Finished systems	2,049	1,532

	$2,538	$1,753

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Computer equipment	$541	$349
Office furniture and equipment	3,953	2,384
Computer software	423	291
Leasehold improvements	1,038	33

	5,955	3,057
Accumulated depreciation and amortization	(3,206)	(1,998)

	$2,749	$1,059

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $747,000, and $661,000.

4.	Line of Credit

In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. The financial institution may demand payment on this line of credit at any time, whether or not an event of default has occurred. Borrowings under the line of credit are

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited by a $1.4 million letter of credit securing a real estate lease obligation, reducing the availability on the line of credit to $4.6 million at December 31, 2007 and 2006. Payments of accrued interest are due on the first day of each month and one final payment of any remaining unpaid balance of principal and accrued interest is due March 2008. Interest is at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit (effective rate of 4.97% and 5.96% at December 31, 2007 and 2006). There were no borrowings outstanding under this line of credit as of December 31, 2007 and 2006. The line of credit includes various covenants; however, there are no financial covenants. The Company was in compliance with all covenants for the years ended December 31, 2007 and 2006. The Company has pledged a certificate of deposit as collateral under the line of credit in the event of default. The Company did not renew the line of credit agreement upon its expiration in March 2008.

5.	Reverse Stock Split

On September 14, 2007, the Company effected a one-for-two-and-one-half (1:2.5) reverse split of the Company’s common stock and convertible preferred stock. In this report, share and per share data have been adjusted retroactively to reflect the reverse stock split.

6.	Redeemable Convertible Preferred Stock and Convertible Preferred Stock

As of December 31, 2007 the Company had no outstanding classes of convertible preferred stock (see Note 7), and as of December 31, 2006 the Company had the following outstanding classes of convertible preferred stock:

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

The Series A-1 and A-2 financings were completed during the year ended December 31, 2003. During the year ended December 31, 2005, the Company amended its certificate of incorporation to authorize 4,943,154 shares of Series B redeemable convertible preferred stock. On April 7, 2005 and January 6, 2006, the Company issued and sold 2,471,572 and 2,471,577 shares, respectively, of Series B redeemable convertible preferred stock at a price of $3.0345 per share. Costs associated with the Series B financings were $90,000. The Company was accreting the redeemable convertible preferred stock to the greater of original issuance or fair value over the original redemption period.

On September 22, 2006, the Company amended its certificate of incorporation to authorize 2,167,238 shares of Series C preferred stock and remove the redemption provisions present in each of the Series A-1, A-2, and B financings. The Company was obligated, prior to the removal of this feature, to redeem the Series B preferred stock beginning on the earlier of July 12, 2009 or upon a material default, at the greater of its original issuance price plus declared but unpaid dividends or fair market value if 75% of the outstanding preferred stockholders voted to redeem. After the Series B preferred stock had been redeemed, the holders of at least 75% of Series A preferred stock could have voted to have their shares redeemed beginning on the earlier of July 12, 2009 or upon a material default, at the greater of its original issue price plus declared but unpaid dividends, or fair market value. As the redemption provision was removed, the Company recorded $6.3 million of accretion to adjust the Series A-1, A-2 and B issuances to the fair market value on the date the redemption feature was removed as the fair market value exceeded the face value on this date. The fair market value was determined by using the probability weighted expected return method. Additionally, as the redemption provision was removed the balances were reclassified from redeemable convertible preferred equity to stockholders’ equity (deficit).

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 22, 2006, 2,167,233 shares of Series C preferred stock were issued and sold at a price of $6.92125 per share. Costs associated with the Series C financing were $119,000.

The holders of preferred stock could, at their option, convert at any time their shares of preferred stock into shares of common stock. The preferred stock was converted to common stock on a 1-for-1 ratio. Each share of preferred stock could be automatically converted into shares of common stock if 70% of the shares of preferred stock, voting as a single class voted in favor of a conversion or if a public offering is closed at $20.78 (amended to $8.00 on September 14, 2007 in conjunction with the reverse stock split — see Note 5) or more per share and cash proceeds (net of underwriting discounts, commissions and expenses) to the Company of at least $30 million (see Note 7), in each case at the conversion rate on the date of the event.

The holders of preferred stock were entitled, on a pari passu basis, to receive cash dividends at the rate of 8.00% per year. These dividends were payable only when declared by the board of directors and were non-cumulative. In general, each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could be converted. Certain events specified in the Company’s certificate of incorporation require approval of the holders of at least 70% of the shares of preferred stock voting as one class, and other events require approval of the holders of at least 70% of the shares of Series C preferred stock. The Series B and C preferred stockholders have a liquidation preference senior to the Series A-1 and Series A-2 preferred stockholders.

7.	Initial Public Offering

On October 9, 2007, the Company completed an initial public offering in which it sold 6,900,000 shares of common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the closing of the offering were automatically converted into 18,939,164 shares of common stock and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

8.	Stock-Based Compensation

2007 Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan, or ESPP, was approved by the board of directors in August 2007 and by the stockholders in September 2007. The ESPP became effective on October 9, 2007 in conjunction with the Company’s initial public offering, and authorizes the issuance of 1,000,000 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. Generally, all regular employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. As of December 31, 2007 no shares of common stock have been purchased under the ESPP.

2002 Stock Option Plan

The 2002 Stock Option Plan, or 2002 Plan, was approved by the board of directors and stockholders in July 2002. The plan provides that grants of incentive stock options cannot be less than 100% and nonstatutory stock options cannot be less than 50% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum term of ten years from the date of grant.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New common shares are issued upon exercise of stock options. Certain stock option agreements include early exercise provisions; however, the Company retains the right to repurchase any unvested shares. In conjunction with the Company’s initial public offering, the 2002 Plan terminated on October 9, 2007 and no further awards may be granted under this plan.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan, or 2007 Plan, was approved by the board of directors in August 2007 and by the stockholders in September 2007. The 2007 Plan became effective on October 9, 2007 in conjunction with the Company’s initial public offering, and will terminate in August 2017, unless sooner terminated by the board of directors. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. The aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2007 Plan is 4,200,000, plus any shares subject to outstanding stock awards granted under the 2002 Plan that expire or terminate for any reason prior to their exercise or settlement. The 2007 Plan also provides that grants of incentive and nonstatutory stock options cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant. New common shares are issued upon exercise of stock options.

A summary of option activity for the 2002 and 2007 Plans is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	per Share

Balance at January 1, 2005	444,250	$0.19
Granted	121,400	0.29
Exercised	(147,285)	0.19
Cancelled	(17,178)	0.22

Balance at December 31, 2005	401,187	0.22
Granted	1,030,999	0.40
Exercised	(475,701)	0.27
Cancelled	(15,262)	0.25

Balance at December 31, 2006	941,223	0.39
Granted	929,447	4.31
Exercised	(612,943)	0.75
Cancelled	(40,303)	1.71

Balance at December 31, 2007	1,217,424	$3.16

Options exercisable at December 31, 2005	167,272	$0.19

Options exercisable at December 31, 2006	134,368	$0.22

Options exercisable at December 31, 2007	259,423	$0.38

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average	Weighted-
Range of		Remaining	Exercise	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Price per	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life	Share	Value	Exercisable	Life	Price	Value

$0.18 — $0.20	69,793	6.06	$0.20	$825,639	60,327	5.95	$0.20	$713,747
$0.30	439,951	8.25	$0.30	5,160,505	172,052	8.25	$0.30	2,018,171
$1.25	435,160	9.13	$1.25	4,691,025	27,044	8.83	$1.25	291,532
$9.68 — $12.50	200,020	9.59	$10.78	263,281	—	—	—	—
$13.50 — $17.75	72,500	9.74	$13.90	—	—	—	—	—

	1,217,424	8.75	$3.16	$10,940,450	259,423	7.78	$0.38	$3,023,450

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $2.8 million, $84,000, and $9,700.

Under the Company’s stock option plans, as of December 31, 2007 a total of 4,137,700 shares of common stock are reserved for future grants to eligible employees, directors, and outside consultants.

Stock-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure . Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of the Company’s common stock and the option exercise price) at the grant date and is amortized ratably over the option’s vesting period. For the year ended December 31, 2005, no stock-based compensation expense was recorded.

Effective January 1, 2006, the Company adopted the requirements of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and consultants based on fair value. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25 and SFAS No. 123 for periods beginning in fiscal 2006. The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Under this method, compensation expense recognized for the year ended December 31, 2006 included compensation expense for all stock-based awards granted, modified, repurchased, or cancelled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Under the prospective method of adoption the Company continues to account for any portion of awards outstanding at January 1, 2006 using the accounting principles originally applied to those awards under APB No. 25.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense for stock options been determined based on the fair value method prior to January 1, 2006, the pro forma net loss attributable to common stockholders would have been as follows (in thousands, except per share amounts):

Year Ended
December 31, 2005

Net loss attributable to common stockholders, as reported	$(9,158)
Add: Stock-based compensation determined using the fair value method	12

Pro forma net loss attributable to common stockholders	$(9,170)

Pro forma net loss per common share, basic and diluted	$(2.35)

Shares used in computing net loss per common share, basic and diluted	3,897

The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model which includes, among other inputs, consideration of the expected volatility of the stock over the expected life of the option grant. For stock-based awards granted prior to January 1, 2006, the fair value of the options was determined, for footnote disclosure only, using the minimum value method, which does not take into consideration volatility.

The following table summarizes the weighted-average assumptions used in determining the fair value of stock options granted under each of the methods:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.46%	4.77%	4.35%
Expected life (years)	5	5	5
Expected volatility	63.72%	30.42%	—
Expected dividend yield	—	—	—
Expected forfeiture rate	—	—	N/A

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

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock-based compensation expense included in the consolidated statements of operations for the years ended December, 2007, 2006, and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cost of product	$91	$—	$—
Sales and marketing	430	30	—
Research and development	154	5	—
General and administrative	87	17	—

Stock-based compensation expense before income tax benefit	762	52	—
Income tax benefit	—	—	—

Total stock-based compensation expense, net of tax benefit	$762	$52	$—

Stock-based compensation expense increased basic and diluted net loss per share by $(0.08) and $(0.02) for the years ended December 31, 2007 and 2006, and there was no impact on the year ended December 31, 2005.

As of December 31, 2007 and 2006 there was $2.7 million and $93,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 and 2.5 years, respectively. There were no unrecognized compensation costs as of December 31, 2005.

The weighted-average fair values of the options granted during the years ended December 31, 2007, 2006, and 2005 were $4.68, $0.14, and $0.06.

Stock Options Exercised for Unvested Restricted Common Stock

Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. There were 272,144 and 348,000 shares of unvested restricted stock at December 31, 2007 and 2006. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. As of December 31, 2007 and 2006, cash received for early exercise of options totaled $429,000 and $104,000, respectively.

During the year ended December 31, 2007, the Company purchased 301,667 unvested shares of restricted stock at a price of $1.25 per share, which was above the original exercise price of $0.30 per share. The Company also issued new option agreements to purchase the same number of shares at an exercise price of $1.25 per share. These transactions resulted in substance to be a modification of the original award. In accordance with SFAS No. 123(R), the Company fair valued the original award just before the modification and the new award just after the modification using the Black Scholes methodology. It was determined that the fair value of the new awards was greater than the value of the original awards, as modified. In addition, a settlement of the original awards was deemed to have occurred. The Company recorded compensation expense of $120,000 representing the additional value of the new awards and a settlement charge of $116,000 related to the original awards, as modified. The employees immediately early exercised their right to purchase restricted shares under the new option awards.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested restricted common stock is as follows:

Number of
Shares

Balance at January 1, 2005	—
Stock options exercised for unvested restricted shares	348,000

Balance at December 31, 2006	348,000
Stock options exercised for unvested restricted shares	475,000
Vested	(249,189)
Repurchased	(301,667)

Balance at December 31, 2007	272,144

9.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including stock options, convertible preferred stock (using the if-converted method), and common stock with vesting restrictions.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Net loss attributable to common stockholders	$(7,829)	$(13,154)	$(9,158)
Weighted-average common shares outstanding	10,547	4,158	3,897
Weighted-average common shares with vesting restrictions	(328)	(155)	—

Weighted-average common shares used to calculate basic and diluted net loss	10,219	4,003	3,897

Net loss per common share, basic and diluted	$(0.77)	$(3.29)	$(2.35)

The following outstanding options, common stock with vesting restrictions and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005

Options to purchase common stock	1,217	941	401
Common stock with vesting restrictions	272	348	—
Convertible preferred stock (as converted)	—	18,939	14,300

10.	Defined Contribution Plan

The Company sponsors a defined contribution employee retirement plan, or 401(k) plan, for its employees. The 401(k) plan provides that each participant may contribute pre tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in their deferred salary contributions, including any matching contributions by the Company, when contributed. Matching contributions by the Company are discretionary. No matching contributions were made by the Company during the years ended December 31, 2007, 2006, and 2005.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company recorded no income tax expense or benefit for the years ended December 31, 2007, 2006 and 2005. A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	3.4%	3.0%	3.0%
Stock-based compensation expense	(3.2)%	(0.3)%	—%
Impact of change in deferred tax rates	4.0%	—%	—%
Impact of change in valuation allowance	(37.6)%	(36.3%	(36.9)%
Other	(0.7)%	(0.4)%	(0.1)%

	—%	—%	—%

The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (in thousands):

	December 31,
	2007	2006

Current deferred tax assets:
Asset allowances	$371	$220
Accrued compensation and benefits	300	119
Accrued liabilities	143	55

	814	394
Long term deferred tax assets:
Depreciation and amortization	174	—
Accrued stock-based compensation expense	12	—
Deferred revenue	319	266
Net operating loss carryforward	14,727	12,401

	15,232	12,667
Long term deferred tax liabilities
Prepaid expenses	155	85
Depreciation and amortization	—	25

	155	110

Total deferred tax asset	15,891	12,951
Valuation allowance	(15,891)	(12,951)

Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the history of losses, management believes that it is more likely than not that the Company

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the deferred tax assets as of December 31, 2007 and 2006.

As of December 31, 2007 and 2006, the Company had federal tax net operating loss carryforwards of approximately $39.0 and $34.0 million, respectively, which will be available to offset earnings during the carryforward period. If not used, these carryforwards begin to expire in 2022. In addition, changes in ownership could put limitations on the availability of the net operating loss carryforwards. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, future changes in the Company’s ownership could place limitations on the availability of the net operating loss carryforwards.

On January 1, 2007, the Company implemented the provisions of FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of an income tax provision taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of initially applying FIN No. 48 is to be recognized as a change in accounting principle and any adjustment is generally reflected as an adjustment to the balance of retained earnings as of the beginning of the period in which FIN No. 48 is adopted. There was no impact of adopting FIN No. 48. For purposes of FIN No. 48, the Company recognizes interest and penalties related to uncertain tax provisions as part of its provision for income taxes. The Company currently has no reserve for unrecognized tax benefits, and accordingly, there is no interest and penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2002 to 2006 due to the net loss carryforwards from those years.

12.	Commitments and Contingencies

Leases

In November, 2006, the Company entered into a lease agreement related to its current corporate headquarters in Eden Prairie, Minnesota, and began to occupy the facility in March 2007. The lease is for approximately 56,000 square feet, has a term of 84 months, and includes one five-year renewal option.

Prior to the lease of its current corporate headquarters, the Company had a lease for office space in Eden Prairie, MN which was scheduled to expire in September 2010. This lease agreement included an early termination option, which the Company elected during fiscal 2006. The Company incurred a rent termination fee of approximately $100,000 related to this lease during fiscal 2007.

The Company also leases certain equipment under operating leases which have varying terms and conditions.

Future minimum rentals under these leases as of December 31, 2007 are as follows (in thousands):

Year Ended December 31,

2008	$729
2009	870
2010	900
2011	926
2012	931
Thereafter	1,106

$5,462

Rent expense related to these operating leases for the years ended December 31, 2007, 2006 and 2005 was $955,000, $396,000, and $212,000.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Obligations

The Company has agreements with its channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements. As permitted under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its executive officers, directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at its request in such capacity. These indemnification obligations are valid as long as the executive officer, director or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates its exposure and generally enables the Company to recover a portion of any future amounts paid.

13.	Segment and Geographic Information

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

The following table is based on the geographic location of the channel partner or end user who purchased the Company’s products. For sales to channel partners, their geographic location may be different from the geographic locations of the end user. Historically, channel partners located in the United States have generally sold the Company’s products to end users located in the United States. Total revenue by geographic region was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Revenue
United States	$45,498	$22,222	$9,602
International	5,701	1,111	309

Total	$51,199	$23,333	$9,911

The Company does not hold any long-lived assets outside of the United States as of December 31, 2007 and 2006.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

				Net Loss	Net Loss per
				Attributable	Common
		Loss from		to Common	Share, Basic
	Revenue	Operations	Net Loss	Stockholders	& Diluted
	(in thousands, except per share amounts)

2006
First Quarter	$3,250	$(2,019)	$(1,940)	$(1,949)	$(0.49)
Second Quarter	6,212	(1,508)	(1,451)	(1,462)	(0.37)
Third Quarter	6,333	(1,504)	(1,443)	(7,753)	(1.94)
Fourth Quarter	7,538	(2,109)	(1,990)	(1,990)	(0.49)
2007
First Quarter	$8,861	$(2,353)	$(2,130)	$(2,130)	$(0.51)
Second Quarter	12,078	(2,069)	(1,923)	(1,923)	(0.45)
Third Quarter	13,404	(2,082)	(1,994)	(1,994)	(0.45)
Fourth Quarter	16,856	(2,750)	(1,782)	(1,782)	(0.06)

Net loss per common share (basic and diluted) for each quarter is required to be computed independently. Accordingly, the sum of the quarterly net loss per common share (basic and diluted) calculation does not equal the total year net loss per common share (basic and diluted).

During the third quarter of 2006 the Company recorded $6.3 million of accretion to adjust its Series A-1, A-2 and B redeemable convertible preferred stock to fair market value. See Note 6.

15.	Legal Matters

The Company is from time to time subject to various legal proceedings arising in the ordinary course of business. There are no matters, as of December 31, 2007, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company. The channel partner claims the Company allegedly breached its channel partner agreement and allegedly tortuously interfered with their business advantage by offering identical pricing to another of its channel partners for use in their response to a request for proposal to an end user. The channel partner is also claiming trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. The arbitrator currently has the matter under advisement and a decision is still pending. The channel partner is seeking to recover $2.2 million in damages. The Company believes the claims are without merit and have defended them vigorously, but they are unable to predict the likelihood of an outcome.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

As disclosed in our Registration Statement on Form S-1 dated July 2, 2007 and in our Form 10-Q dated November 20, 2007, our management had determined that, as of those dates, two significant deficiencies relating to our lack of appropriate financial management and reporting infrastructure and the lack segregation of duties in our finance department. We have now completed a remediation plan which addressed these significant deficiencies. Specifically, we have (i) implemented improved policies and procedures to ensure a review of contracts is performed and VSOE has been established and maintained prior to revenue recognition; (ii) refined our policies for the designation of duties for inputting, reviewing and reconciling billing processes as well as reviews by management; (iii) continued to limit access to our information technology systems with financial impact to those individuals who require access to fulfill their job responsibilities; (iv) increased uniformity and consistency with respect to customer contracts, accounting records and related documentation; and (v) maintained an increased level of management review of key processes, particularly the revenue cycle and sales process. Management has completed an evaluation of the effectiveness of these additional controls and has concluded that the significant deficiencies described above have been remediated as of December 31, 2007.

Other than as outlined above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Compellent’s directors, executive officers and corporate governance is incorporated by reference to the information set forth in Compellent’s proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Compellent’s year ended December 31, 2007. For biographical information pertaining to our executive officers, refer to the “Executive Officers of the Registrant” section of Part 1, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost, or		End of
Description	of Period	Expenses	Deductions	Period
	(in thousands)

Reserves deducted from asset to which it applies:
Year ended December 31, 2007 Accounts receivable allowance	$430	$322	$(344)	$408
Year ended December 31, 2006 Accounts receivable allowance	310	120	—	430
Year ended December 31, 2005 Accounts receivable allowance	—	310	—	310

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.
3	.2(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Common Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated September 22, 2006, between Compellent and certain of its stockholders.
10	.2(3)	Form of Indemnity Agreement for directors and officers.*
10	.3(3)	2002 Stock Option Plan, as amended.*
10	.4(3)	Form of Option Agreement under 2002 Stock Option Plan.*
10	.5(3)	2007 Equity Incentive Plan.*
10	.6(3)	Form of Option Grant Notice and Option Agreement under 2007 Equity Incentive Plan.*
10	.7(3)	2007 Employee Stock Purchase Plan.*
10.8		Intentionally omitted.
10	.9(3)	Employment Agreement, by and between Compellent and Philip E. Soran, dated August 16, 2007.*
10	.10(3)	Employment Agreement, by and between Compellent and John P. Guider, dated August 16, 2007.*
10	.11(3)	Employment Agreement, by and between Compellent and Lawrence E. Aszmann, dated August 16, 2007.*
10	.12(3)	Employment Agreement, by and between Compellent and Dennis R. Johnson, dated August 16, 2007.*
10.13		Intentionally omitted.
10	.14(3)	Lease Agreement, by and between Compellent and Liberty Property Limited Partnership, dated November 15, 2006, as amended.

Exhibit
Number		Description of Document

10.15		Intentionally omitted.
10	.16(3)	2007 Management Incentive Plan.*
10	.17(4)	Letter Agreement with Dennis R. Johnson, dated February 19, 2008.*
10	.18(4)	2008 Management Incentive Plan.*
10.19		Non-Employee Director Compensation Policy.
21.1		Subsidiaries of Compellent Technologies, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**

*	Management contract or compensation plan or arrangement.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the Securities and Exchange Commission on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as a similarly described exhibit to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compellent Technologies, Inc.
(Registrant)

/s/  John R. Judd
John R. Judd
(Chief Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip E. Soran and John R. Judd, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Philip E. Soran Philip E. Soran	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2008

/s/ John R. Judd John R. Judd	Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2008

John P. Guider	Chief Operating Officer and Director	March 27, 2008

/s/ Charles Beeler Charles Beeler	Director	March 27, 2008

/s/ Neel Sarkar Neel Sarkar	Director	March 27, 2008

/s/ R. David Spreng R. David Spreng	Director	March 27, 2008

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	March 27, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.
3	.2(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Common Stock Certificate.
10	.1(3)	Amended and Restated Investor Rights Agreement, dated September 22, 2006, between Compellent and certain of its stockholders.
10	.2(3)	Form of Indemnity Agreement for directors and officers.*
10	.3(3)	2002 Stock Option Plan, as amended.*
10	.4(3)	Form of Option Agreement under 2002 Stock Option Plan.*
10	.5(3)	2007 Equity Incentive Plan.*
10	.6(3)	Form of Option Grant Notice and Option Agreement under 2007 Equity Incentive Plan.*
10	.7(3)	2007 Employee Stock Purchase Plan.*
10.8		Intentionally omitted.
10	.9(3)	Employment Agreement, by and between Compellent and Philip E. Soran, dated August 16, 2007.*
10	.10(3)	Employment Agreement, by and between Compellent and John P. Guider, dated August 16, 2007.*
10	.11(3)	Employment Agreement, by and between Compellent and Lawrence E. Aszmann, dated August 16, 2007.*
10	.12(3)	Employment Agreement, by and between Compellent and Dennis R. Johnson, dated August 16, 2007.*
10.13		Intentionally omitted.
10	.14(3)	Lease Agreement, by and between Compellent and Liberty Property Limited Partnership, dated November 15, 2006, as amended.
10.15		Intentionally omitted.
10	.16(3)	2007 Management Incentive Plan.*
10	.17(4)	Letter Agreement with Dennis R. Johnson, dated February 19, 2008.*
10	.18(4)	2008 Management Incentive Plan.*
10.19		Non-Employee Director Compensation Policy.
21.1		Subsidiaries of Compellent Technologies, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**

*	Management contract or compensation plan or arrangement.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the Securities and Exchange Commission on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as a similarly described exhibit to our Registration Statement on Form S-1 (No. 333-144255) filed with the Securities and Exchange Commission on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.