Form 10-Q
period 2008-03-31
COMPELLENT TECHNOLOGIES INC
filed 2008-05-15
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33685

COMPELLENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-1434895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2008, there were 30,625,459 shares of the Registrant’s Common Stock outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and
	per share amounts)
Assets
Current assets
Cash and cash equivalents	$76,480	$82,382
Short-term investments	5,682	11,350
Accounts receivable, net of allowance of $450 and $408 as of March 31, 2008 and December 31, 2007	13,895	13,311
Inventories	2,573	2,538
Prepaid expenses and other current assets	1,291	1,046

Total current assets	99,921	110,627

Long-term investments	10,910	—

Property and equipment, net	3,047	2,749

Total assets	$113,878	$113,376

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,422	$3,216
Accrued compensation and benefits	2,911	3,083
Accrued liabilities	1,663	1,139
Deferred revenue, current	9,308	7,934

Total current liabilities	16,304	15,372

Deferred revenue, non-current	3,216	2,588

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,604,450 and 30,593,468 shares issued and outstanding as of March 31, 2008 and December 31, 2007	31	31
Additional paid in capital	145,314	144,824
Accumulated deficit	(51,055)	(49,439)
Accumulated other comprehensive income	68	—

Total stockholders’ equity	94,358	95,416

Total liabilities and stockholders’ equity	$113,878	$113,376

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2008	2007
	(unaudited)
	(in thousands, except
	per share amounts)
Revenue
Product	$14,876	$7,426
Product support and services	3,437	1,435

Total revenue	18,313	8,861

Cost of revenue
Cost of product	7,347	3,821
Cost of product support and services	1,408	942

Total cost of revenue	8,755	4,763

Gross profit	9,558	4,098

Operating expenses
Sales and marketing	7,953	4,198
Research and development	2,348	1,552
General and administrative	1,745	701

Total operating expenses	12,046	6,451

Loss from operations	(2,488)	(2,353)

Interest income	872	223

Net loss	$(1,616)	$(2,130)

Net loss per common share, basic and diluted	$(0.05)	$(0.51)

Shares used in computing net loss per common share, basic and diluted	30,344	4,177

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2008	2007
	(unaudited)
	(in thousands)
Operating activities
Net loss	$(1,616)	$(2,130)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	296	253
Compensation expense related to stock options	453	93
Changes in operating assets and liabilities
Accounts receivable	(584)	902
Inventories	(35)	55
Prepaid expenses	(245)	119
Accounts payable	(794)	(308)
Accrued liabilities	384	(487)
Deferred revenues	2,002	934

Net cash used in operating activities	(139)	(569)

Investing activities
Purchase of property and equipment	(594)	(1,009)
Purchase of investments	(27,624)	—
Proceeds from sales and maturities of investments	22,450	258

Net cash used in investing activities	(5,768)	(751)

Financing activities
Proceeds from exercise of stock options	5	16
Payments for repurchase of common stock	—	(117)

Net cash provided by (used in) financing activities	5	(101)

Net decrease in cash and cash equivalents	(5,902)	(1,421)
Cash and cash equivalents, beginning of period	82,382	15,106

Cash and cash equivalents, end of period	$76,480	$13,685

Supplemental non-cash disclosure:
Issuance of common stock for services provided	$—	$18
Vesting of restricted common stock	$32	$—
Unrealized gain on available-for-sale investments	$68	$—
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
2. Unaudited Interim Financial Information
     The accompanying interim unaudited consolidated financial statements have been prepared by Compellent Technologies, Inc. without audit and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 27, 2008.
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods.
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In accordance with Emerging Issues Task Force EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented In the Income Statement (That Is, Gross Versus Net Presentation), taxes are presented on a net basis. Revenue from shipping and handling is included in product revenue and its related cost is included in cost of product revenue.
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
Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to determine fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities; and

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s cash and cash equivalent and investments are valued using quoted prices. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
     In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009, and does not anticipate that it will have a material impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value of accounting option for any of its eligible assets. Accordingly, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
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
4. Investments
     At March 31, 2008, short-term investments consist of variable rate demand notes and agency discount notes, and long-term investments consist of agency bonds. These investments are classified as available-for-sale and are recorded at fair value. Any unrealized holding gains or losses on these investments are reported in other comprehensive income, a component of stockholders’ equity, until realized. The Company’s investment portfolio does not contain any auction-rate securities at March 31, 2008.
5. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Component materials	$414	$489
Finished systems	2,159	2,049

	$2,573	$2,538

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment
     Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Computer equipment	$603	$541
Office furniture and equipment	4,382	3,953
Computer software	456	423
Leasehold improvements	1,065	1,038

	6,506	5,955
Accumulated depreciation and amortization	(3,459)	(3,206)

	$3,047	$2,749

7. Line of Credit
     In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. There were no outstanding borrowings on this line at December 31, 2007, and the line was not utilized by the Company during the three months ended March 31, 2008. The Company did not renew the line of credit agreement upon its expiration in March 2008.
8. Stock-Based Compensation
2007 Employee Stock Purchase Plan
     The 2007 Employee Stock Purchase Plan, or ESPP, became effective in October 2007 in conjunction with the Company’s initial public offering, and authorizes the issuance of 1,458,902 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. Generally, all regular employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. As of March 31, 2008, no shares of common stock have been purchased under the ESPP.
2002 Stock Option Plan
     The 2002 Stock Option Plan, or 2002 Plan, became effective in July 2002. Options granted under this plan typically vest over a four-year period and expire within a maximum term of ten years from the date of grant. New common shares are issued upon exercise of stock options. Certain stock option agreements include early exercise provisions; however, the Company retains the right to repurchase any unvested shares. In conjunction with the Company’s initial public offering, the 2002 Plan terminated in October 2007 and no further awards may be granted under this plan.
2007 Equity Incentive Plan
     The 2007 Equity Incentive Plan, or 2007 Plan, became effective in October 2007 in conjunction with the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. The aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2007 Plan is 5,423,738, plus any shares subject to outstanding stock awards granted under the 2002 Plan that expire or terminate for any reason prior to their exercise or settlement.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2007 Plan also provides that grants of incentive and nonstatutory stock options cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant. New common shares are issued upon exercise of stock options.
     A summary of option activity for the 2002 and 2007 Plans is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share
Balance at December 31, 2007	1,217,424	$3.16

Granted	991,644	8.72

Exercised	(10,982)	0.42

Cancelled	(4,600)	1.25

Balance at March 31, 2008 (unaudited)	2,193,486	$5.69

Options exercisable at March 31, 2008 (unaudited)	308,928	$0.44

     The total intrinsic value of the options exercised was $107,000 and $1.5 million during the three months ended March 31, 2008 and 2007.
Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R) under the prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Risk-free interest rate	2.93%	4.50%
Expected life (years)	5	5
Expected volatility	50.60%	66.98%
Expected dividend yield	—	—
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The stock-based compensation expense included in the statements of operations for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Cost of product	$34	$12
Sales and marketing	192	142
Research and development	88	25
General and administrative	139	34

Stock-based compensation expense before income tax benefit	453	213
Income tax benefit	—	—

Total stock-based compensation expense, net of tax benefit	$453	$213

     As of March 31, 2008 and December 31, 2007, there was $6.3 million and $2.7 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 and 2.6 years, respectively.
     The weighted-average fair value of the options granted was $4.10 and $3.98 during the three months ended March 31, 2008 and 2007.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. As of December 31, 2007, cash received for early exercise of options totaled $429,000. There were no early exercises of options during the three months ended March 31, 2008.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance at December 31, 2007	272,144

Stock options exercised for unvested restricted shares	—

Vested	(31,581)

Balance at March 31, 2008 (unaudited)	240,563

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Net loss	$(1,616)	$(2,130)

Weighted-average common shares outstanding	30,600	4,489

Weighted-average common shares with vesting restrictions	(256)	(312)

Weighted-average common shares used in computing net loss per share, basic and diluted	30,344	4,177

Net loss per common share, basic and diluted	$(0.05)	$(0.51)

     The following outstanding options, common stock with vesting restrictions and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2008	2007
	(unaudited)
Options to purchase common stock	2,193	1,196

Common stock with vesting restrictions	241	282

Convertible preferred stock (as converted)	—	18,939
10. Income Taxes
     The Company recorded no income tax expense or benefit for the three months ended March 31, 2008 and 2007. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at March 31, 2008 and December 31, 2007.
11. Commitments and Contingencies
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Legal Proceedings
     The Company is from time to time subject to various legal proceedings arising in the ordinary course of business. There are no matters, as of March 31, 2008, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by the Company to the channel partner. The settlement award is included in the Company's operating results for the three months ended March 31, 2008.
12. Segment and Geographic Information
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

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Revenue
United States	$15,439	$8,194
International	2,874	667

Total	$18,313	$8,861

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
     The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 27, 2008.
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of March 31, 2008, Storage Center was being utilized by over 825 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 27, 2008. There have been no material changes in our critical accounting policies during the three months ended March 31, 2008.

     The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that effect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(unaudited)
Revenue
Product	$14,876	$7,426	$7,450	100.3%
Product support and services	3,437	1,435	2,002	139.5

Total revenue	18,313	8,861	9,452	106.7

Cost of revenue
Cost of product	7,347	3,821	3,526	92.3
Cost of product support and services	1,408	942	466	49.5

Total cost of revenue	8,755	4,763	3,992	83.8

Gross profit	9,558	4,098	5,460	133.2

Operating expenses
Sales and marketing	7,953	4,198	3,755	89.4
Research and development	2,348	1,552	796	51.3
General and administrative	1,745	701	1,044	148.9

Total operating expenses	12,046	6,451	5,595	86.7

Loss from operations	(2,488)	(2,353)	(135)	(5.7)

Interest income	872	223	649	291.0

Net loss	$(1,616)	$(2,130)	$514	24.1%

Comparison of Three Months Ended March 31, 2008 and 2007
Revenue
     Revenue and the related changes for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Revenue
Product	$14,876	81.2%	$7,426	83.8%	$7,450	100.3%
Product support and services	3,437	18.8	1,435	16.2	2,002	139.5

Total revenue	$18,313	100.0%	$8,861	100.0%	$9,452	106.7%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 64% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 85 channel partners, an increase in sales and marketing headcount to 132 from 80 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 825 as of March 31, 2008 from over 470 as of March 31, 2007.
     Product Support and Services Revenue. Product support revenue increased 128% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 265% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.
  Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Cost of revenue
Cost of product	$7,347	49.4%	$3,821	51.5%	$3,526	92.3%
Cost of product support and services	1,408	41.0	942	65.6	466	49.5

	$8,755	47.8%	$4,763	53.8%	$3,992	83.8%

Gross margin		52.2%		46.2%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $163,000 related to growth in our customer service and technical support headcount to 30 people from 20 people and increased hardware service fees of $345,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, offset slightly by decreases in third-party contract labor and supplies.
     Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

Operating Expenses and Interest Income
     Operating expenses and interest income and the related changes for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Operating expenses
Sales and marketing	$7,953	43.4%	$4,198	47.4%	$3,755	89.4%
Research and development	2,348	12.8	1,552	17.5	796	51.3
General and administrative	1,745	9.5	701	7.9	1,044	148.9

Total operating expenses	$12,046	65.8%	$6,451	72.8%	$5,595	86.7%

Interest income	$872	4.8%	$223	2.5%	$649	291.0%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 132 people from 80 people, resulting in a $2.8 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $350,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $419,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 51 people from 39 people, resulting in a $547,000 increase in salaries, employee benefits and stock-based compensation expense and an increase of $126,000 in facilities related costs due primarily to our relocation to our new executive headquarters in March 2007.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 14 people from nine people resulting in a $352,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $637,000 for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007.
     Interest Income. Interest income increased primarily due to increased cash and cash equivalents and investment balances following the closing of our initial public offering in October 2007.
Liquidity and Capital Resources
     Since our inception in March 2002, we have generated operating losses in every quarter resulting in an accumulated deficit of $51.1 million as of March 31, 2008. Our cash and cash equivalents and investments available to fund operations were $93.1 million and $93.7 million at March 31, 2008 and December 31, 2007, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.

Cash Flows
     The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Net cash used in operating activities	$(139)	$(569)

Net cash used in investing activities	(5,768)	(751)

Net cash provided by (used in) financing activities	5	(101)

Net decrease in cash and cash equivalents	$(5,902)	$(1,421)

Operating Activities
     Cash used in operating activities was $139,000 for the three months ended March 31, 2008. We incurred a net loss of $1.6 million, which included non-cash charges consisting of $296,000 in depreciation and $453,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included a decrease in accounts payable of $794,000 and an increase in accounts receivable of $584,000, offset by an increase in deferred revenue of $2.0 million. The decrease in accounts payable is primarily due to the timing of inventory purchases and corresponding payments during the quarter. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
     Cash used in operating activities was $569,000 for the three months ended March 31, 2007. We incurred a net loss of $2.1 million, which included non-cash charges of $253,000 in depreciation and $93,000 in stock-based compensation. Our net loss was offset by a decrease in accounts receivable of $902,000 and an increase in deferred revenue of $934,000. The decrease in accounts receivable is primarily due to quarterly cash collections exceeding incremental quarterly revenue growth. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
Investing Activities
     Cash used in investing activities was $5.8 million for the three months ended March 31, 2008, consisting of $594,000 for the purchase of property and equipment and $27.6 million for the purchase of investments, partially offset by the sales and maturities of investments of $22.5 million.
     Cash used in investing activities was $751,000 for the three months ended March 31, 2007, consisting of $1.0 million for the purchase of property and equipment, partially offset by the sales and maturities of investments of $258,000.
Financing Activities
     Cash provided by and used in financing activities for the three months ended March 31, 2008 and 2007 was immaterial.
Operating and Capital Expenditure Requirements
     To date, we have not achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses as we continue to expand our business and build our infrastructure.
     We believe that our cash and investment balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. If our available cash and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our sales and marketing activities and research and development activities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part II, Item 1A, Risk Factors of this Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
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
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008, other than scheduled payments through March 31, 2008. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our contractual obligations.
Credit Facility
     In November 2006, we entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. There were no outstanding borrowings on this line at December 31, 2007, and we did not utilize this line during the three months ended March 31, 2008. We did not renew this line of credit agreement upon its expiration in March 2008.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
     See Note 3 to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to market risk has not changed materially since December 31, 2007. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Control over Financial Reporting:
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by us to the channel partner. The settlement award is included in our operating results for the three months ended March 31, 2008.
     From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business.
Item 1A. Risk Factors.
     We have identified the following risks and uncertainties that may harm on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.
Risks Related to Our Business
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not been profitable in any quarterly period since we were formed. We incurred a net loss for the three months ended March 31, 2008 of $1.6 million, and as of March 31, 2008 our accumulated deficit was $51.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach profitability.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $51.2 million in 2007, and revenue was $18.3 million for the three months ended March 31, 2008. We do not expect to achieve similar percentage growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve profitability and our stock price could decline.

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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. We receive a substantial portion of our revenue from a limited number of channel partners. For the three months ended March 31, 2008, our top ten channel partners accounted for 49% of our revenue. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.
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
     We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer our competitive position will be impaired and our expenses could increase. Our agreement with Anacomp automatically renews for successive two year periods, commencing in March 1, 2008, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 90 days prior to the end of the two year term. In addition, either party may immediately terminate the agreement for a material breach by the other party that is not cured within 30 days. In late 2007, we notified Anacomp of our intention to engage in renegotiation of certain contractual terms. To facilitate this renegotiation, Anacomp agreed to extend our current agreement from March 1, 2008 through April 30, 2008, or the amendment term. If necessary the amendment term may be further revised for an additional period or either party may provide a minimum of 60 days written notice of its intention to terminate the agreement. On May 1, 2008, the amendment term was extended until May 31, 2008 to facilitate further negotiations. If our relationship with Anacomp were to end, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
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
     Historically, we have conducted little business internationally. We have only one international office and revenue from international sales was 16% of total revenue for the three months ended March 31, 2008. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2008, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the March 2005 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by NYSE Arca the SEC, or other regulatory authorities, which would require additional financial and management resources.

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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under the prospective method, we will continue to account for any portion of awards outstanding at January 1, 2006 using accounting principles originally applied to those awards under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees. The total expense reported for the three months ended March 31, 2008 related to stock options was $453,000. This amount is expected to increase in future periods as new grants are made to employees and other service providers. These additional expenses will increase operating costs and correspondingly reduce our net income or increase our net losses in future periods.

Risks Related to the Ownership of Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
     Our stock price is volatile and from October 10, 2007, the first day of trading of our common stock, to May 1, 2008, our stock has had closing low and high sales prices in the range of $7.94 to $24.19 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     As of May 12, 2008, our directors and executive officers and their affiliates beneficially own approximately 51.4% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

The price of our stock could decrease as a result of shares of common stock being sold in the market.
     If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by investors as intending to sell, the trading price of our common stock could decline significantly. As of March 31, 2008, we had 30,604,450 shares of common stock outstanding.
     Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 17,854,758 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.
     We also registered 6,411,016 and intend to register 1,682,640 shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144255), that was declared effective by the SEC on October 9, 2007. We registered 6,900,000 shares of our common stock with a proposed maximum aggregate offering price of $93.1 million. The offering did not terminate until after the sale of all of the shares registered on the Registration Statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $13.50 per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Needham & Company, LLC, Piper Jaffray & Co., RBC Capital Markets and Thomas Weisel Partners LLC.
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of March 31, 2008, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders in the first quarter of 2008.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Exhibit
Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2	(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Common Stock Certificate.

10.17	(4)	Letter Agreement with Dennis R. Johnson, dated February 19, 2008.

10.18	(4)	2008 Management Incentive Plan.

10.19	(5)	Non-Employee Director Compensation Policy.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the SEC on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the SEC on February 19, 2008, and incorporated herein by reference.

(5)	Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2007 (No. 001-33685), filed with the SEC on March 27, 2008, and incorporated herein by reference.

*	The certification attached as Exhibits 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2008

Compellent Technologies, Inc.
/s/ John R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2.	(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Common Stock Certificate.

10.17	(4)	Letter Agreement with Dennis R. Johnson, dated February 19, 2008.

10.18	(4)	2008 Management Incentive Plan.

10.19	(5)	Non-Employee Director Compensation Policy.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the SEC on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the SEC on February 19, 2008, and incorporated herein by reference.

(5)	Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2007 (No. 001-33685), filed with the SEC on March 27, 2008, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.