Form 10-Q
period 2008-06-30
COMPELLENT TECHNOLOGIES INC
filed 2008-08-11
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2008, there were 30,715,970 shares of the Registrant’s Common Stock outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and
	per share amounts)
Assets
Current assets
Cash and cash equivalents	$57,026	$82,382
Short-term investments	18,515	11,350
Accounts receivable, net of allowance of $598 and $408 as of June 30, 2008 and December 31, 2007	19,022	13,311
Inventories	3,721	2,538
Prepaid expenses and other current assets	1,013	1,046

Total current assets	99,297	110,627

Long-term investments	17,337	—

Property and equipment, net	3,276	2,749

Total assets	$119,910	$113,376

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,105	$3,216
Accrued compensation and benefits	4,074	3,083
Accrued liabilities	1,409	1,139
Deferred revenue, current	11,279	7,934

Total current liabilities	20,867	15,372

Deferred revenue, non-current	4,283	2,588

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,714,282 and 30,593,468 shares issued and outstanding as of June 30, 2008 and December 31, 2007	31	31
Additional paid in capital	146,410	144,824
Accumulated deficit	(51,658)	(49,439)
Accumulated other comprehensive income	(23)	—
Total stockholders’ equity	94,760	95,416

Total liabilities and stockholders’ equity	$119,910	$113,376

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share amounts)
Revenue
Product	$17,039	$10,215	$31,915	$17,641
Product support and services	3,973	1,863	7,410	3,298

Total revenue	21,012	12,078	39,325	20,939

Cost of revenue
Cost of product	8,031	5,177	15,378	8,998
Cost of product support and services	1,606	1,127	3,014	2,069

Total cost of revenue	9,637	6,304	18,392	11,067

Gross profit	11,375	5,774	20,933	9,872

Operating expenses
Sales and marketing	8,829	5,388	16,782	9,586
Research and development	2,311	1,868	4,659	3,420
General and administrative	1,459	587	3,204	1,288

Total operating expenses	12,599	7,843	24,645	14,294

Loss from operations	(1,224)	(2,069)	(3,712)	(4,422)

Interest income	621	146	1,493	369

Net loss	$(603)	$(1,923)	$(2,219)	$(4,053)

Net loss per common share, basic and diluted	$(0.02)	$(0.45)	$(0.07)	$(0.95)

Shares used in computing net loss per common share, basic and diluted	30,434	4,317	30,389	4,248

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2008	2007
	(unaudited)
	(in thousands)
Operating activities
Net loss	$(2,219)	$(4,053)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	700	548
Stock-based compensation expense	990	213
Changes in operating assets and liabilities
Accounts receivable	(5,711)	(2,467)
Inventories	(1,183)	(332)
Prepaid expenses and other current assets	33	(58)
Accounts payable	889	591
Accrued compensation and benefits and accrued liabilities	1,322	626
Deferred revenues	5,040	2,583

Net cash used in operating activities	(139)	(2,349)

Investing activities
Purchase of property and equipment	(1,227)	(1,591)
Purchase of investments	(50,675)	—
Proceeds from sales and maturities of investments	26,150	258

Net cash used in investing activities	(25,752)	(1,333)

Financing activities
Proceeds from issuance of common stock	535	28
Payments for repurchase of common stock	—	(142)

Net cash provided by (used in) financing activities	535	(114)

Net decrease in cash and cash equivalents	(25,356)	(3,796)
Cash and cash equivalents, beginning of period	82,382	15,106

Cash and cash equivalents, end of period	$57,026	$11,310

Supplemental non-cash disclosure:
Issuance of common stock for services provided	$—	$18
Vesting of restricted common stock	$61	$80
Unrealized loss on available-for-sale investments	$(23)	$—
Prepaid expenses related to the initial public offering	$—	$786
The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
     Compellent Technologies, Inc., or the Company, develops, markets and services enterprise-class network storage solutions, which include software and hardware. The Company was incorporated in March 2002 and the first revenue was recognized in 2004. Product sales are predominately derived through third-party value added resellers, or channel partners. The Company’s corporate headquarters are in Eden Prairie, Minnesota, and the Company has channel partners and end users located in the United States and certain other international markets.
     All references to “Compellent” or the “Company” mean Compellent Technologies, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.
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
     The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods.
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
4. Investments
     At June 30, 2008, short-term investments consist of certificates of deposit, variable rate demand notes and agency discount notes, and long-term investments consist of agency bonds. These investments are classified as available-for-sale and are recorded at fair value. Any unrealized holding gains or losses on these investments are reported in other comprehensive income, a component of stockholders’ equity, until realized. The Company’s investment portfolio does not contain any auction-rate securities at June 30, 2008.
5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Component materials	$477	$489
Finished systems	3,244	2,049

	$3,721	$2,538

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment
     Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Computer equipment	$645	$541
Office furniture and equipment	4,973	3,953
Computer software	456	423
Leasehold improvements	1,065	1,038

	7,139	5,955
Accumulated depreciation and amortization	(3,863)	(3,206)

	$3,276	$2,749

7. Line of Credit
     In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. There were no outstanding borrowings on this line at December 31, 2007, and the Company did not renew the line of credit agreement upon its expiration in March 2008.
8. Stock-Based Compensation
2007 Employee Stock Purchase Plan
     The 2007 Employee Stock Purchase Plan, or ESPP, became effective in October 2007 in conjunction with the Company’s initial public offering, and authorizes the issuance of 1,458,902 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. Generally, all regular employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. As of June 30, 2008, a total of 48,242 shares of common stock have been purchased under the ESPP.
2002 Stock Option Plan
     The 2002 Stock Option Plan, or 2002 Plan, became effective in July 2002. Options granted under this plan typically vest over a four-year period and expire within a maximum term of ten years from the date of grant. New common shares are issued upon exercise of stock options. Certain stock option agreements include early exercise provisions; however, the Company retains the right to repurchase any unvested shares. In conjunction with the Company’s initial public offering, the 2002 Plan was terminated in October 2007 and no further awards may be granted under this plan.
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
     A summary of option activity for the 2002 and 2007 Plans is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share
Balance outstanding at December 31, 2007	1,217,424	$3.16

Granted	1,090,842	8.99

Exercised	(72,572)	1.27

Cancelled	(10,134)	4.97

Balance outstanding at June 30, 2008 (unaudited)	2,225,560	$6.07

Options exercisable at June 30, 2008 (unaudited)	484,662	$2.39

     The total intrinsic value of the options exercised was $635,000 and $742,000 during the three and six months ended June 30, 2008 and was $1.1 million and $2.6 million during the three and six months ended June 30, 2007.
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
     The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Risk-free interest rate	3.01%	4.81%	2.94%	4.56%
Expected life (years)	5	5	5	5
Expected volatility	50.51%	63.56%	50.59%	66.36%
Expected dividend yield	—	—	—	—
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The stock-based compensation expense included in the statements of operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Cost of product	$53	$15	$87	$27
Sales and marketing	243	60	435	202
Research and development	106	30	194	55
General and administrative	135	15	274	49

Stock-based compensation expense before income tax benefit	537	120	990	333
Income tax benefit	—	—	—	—

Total stock-based compensation expense, net of tax benefit	$537	$120	$990	$333

     As of June 30, 2008 and December 31, 2007, there was $6.3 million and $2.7 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 and 2.6 years, respectively.
     The weighted-average fair value of the options granted was $5.52 and $4.23 during the three and six months ended June 30, 2008, and was $5.75 and $4.17 during the three and six months ended June 30, 2007.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. As of December 31, 2007, cash received for early exercise of options totaled $429,000. There were no early exercises of options during the six months ended June 30, 2008.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance outstanding at December 31, 2007	272,144

Stock options exercised for unvested restricted shares	—

Vested	(61,162)

Balance outstanding at June 30, 2008 (unaudited)	210,982

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
     The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Net loss attributable to common stockholders	$(603)	$(1,923)	$(2,219)	$(4,053)

Weighted-average common shares outstanding	30,660	4,696	30,630	4,595

Weighted-average common shares with vesting restrictions	(226)	(379)	(241)	(347)

Weighted-average common shares used in computing net loss per share, basic and diluted	30,434	4,317	30,389	4,248

Net loss per common share, basic and diluted	$(0.02)	$(0.45)	$(0.07)	$(0.95)

     The following outstanding options, common stock with vesting restrictions and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Options to purchase common stock	2,226	1,050	2,226	1,050

Common stock with vesting restrictions	211	343	211	343

Convertible preferred stock (as converted)	—	18,939	—	18,939
10. Income Taxes
     The Company recorded no income tax expense or benefit for the three and six months ended June 30, 2008 and 2007. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at June 30, 2008 and December 31, 2007.
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
Legal Proceedings
     The Company is from time to time subject to various legal proceedings arising in the ordinary course of business. There are no matters, as of June 30, 2008, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by the Company to the channel partner. The settlement award is included in the Company’s operating results for the six months ended June 30, 2008.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Revenue
United States	$17,809	$10,469	$33,248	$18,663
International	3,203	1,609	6,077	2,276

Total	$21,012	$12,078	$39,325	$20,939

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
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of August 1, 2008, Storage Center was being utilized by 1,000 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.
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

Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 27, 2008. There have been no material changes in our critical accounting policies during the six months ended June 30, 2008.
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
Results of Operations
     The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(unaudited)
Revenue
Product	$17,039	$10,215	$6,824	66.8%	$31,915	$17,641	$14,274	80.9%
Product support and services	3,973	1,863	2,110	113.3	7,410	3,298	4,112	124.7

Total revenue	21,012	12,078	8,934	74.0	39,325	20,939	18,386	87.8

Cost of revenue
Cost of product	8,031	5,177	2,854	55.1	15,378	8,998	6,380	70.9
Cost of product support and services	1,606	1,127	479	42.5	3,014	2,069	945	45.7

Total cost of revenue	9,637	6,304	3,333	52.9	18,392	11,067	7,325	66.2

Gross profit	11,375	5,774	5,601	97.0	20,933	9,872	11,061	112.0

Operating expenses
Sales and marketing	8,829	5,388	3,441	63.9	16,782	9,586	7,196	75.1
Research and development	2,311	1,868	443	23.7	4,659	3,420	1,239	36.2
General and administrative	1,459	587	872	148.6	3,204	1,288	1,916	148.8

Total operating expenses	12,599	7,843	4,756	60.6	24,645	14,294	10,351	72.4

Loss from operations	(1,224)	(2,069)	845	40.8	(3,712)	(4,422)	710	16.1

Interest income	621	146	475	325.3	1,493	369	1,124	304.6

Net loss	$(603)	$(1,923)	$1,320	68.6%	$(2,219)	$(4,053)	$1,834	45.3%

Comparison of Three Months Ended June 30, 2008 and 2007
Revenue
     Revenue and the related changes for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Revenue
Product	$17,039	81.1%	$10,215	84.6%	$6,824	66.8%
Product support and services	3,973	18.9	1,863	15.4	2,110	113.3

Total revenue	$21,012	100.0%	$12,078	100.0%	$8,934	74.0%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 30% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount to 146 from 89 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 970 as of June 30, 2008 from over 550 as of June 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 123% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 50% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow our services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Cost of revenue
Cost of product	$8,031	47.1%	$5,177	50.7%	$2,854	55.1%
Cost of product support and services	1,606	40.4	1,127	60.5	479	42.5

Total cost of revenue	$9,637	45.9%	$6,304	52.2%	$3,333	52.9%

Gross margin		54.1%		47.8%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $165,000 related to growth in our customer service and technical support headcount to 34 people from 23 people and increased hardware service fees of $224,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base.
Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

Operating Expenses and Interest Income
     Operating expenses and interest income and the related changes for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Operating expenses
Sales and marketing	$8,829	42.0%	$5,388	44.6%	$3,441	63.9%
Research and development	2,311	11.0	1,868	15.5	443	23.7
General and administrative	1,459	6.9	587	4.9	872	148.6

Total operating expenses	$12,599	60.0%	$7,843	64.9%	$4,756	60.6%

Interest income	$621	3.0%	$146	1.2%	$475	325.3%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 146 people from 89 people, resulting in a $2.5 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $275,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $531,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 53 people from 43 people, resulting in a $484,000 increase in salaries, employee benefits and stock-based compensation expense, and an increase of $89,000 in facilities related costs. These increases were partially offset by a decrease of $170,000 in supplies and prototype material costs due to the timing of research and development projects.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 15 people from 11 people and compensation increases to reflect current market conditions, resulting in a $335,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $477,000 for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007.
     Interest Income. Interest income increased primarily due to increased cash and cash equivalents and investment balances following the closing of our initial public offering in October 2007.

Comparison of Six Months Ended June 30, 2008 and 2007
Revenue
     Revenue and the related changes for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Revenue
Product	$31,915	81.2%	$17,641	84.2%	$14,274	80.9%
Product support and services	7,410	18.8	3,298	15.8	4,112	124.7

Total revenue	$39,325	100.0%	$20,939	100.0%	$18,386	87.8%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 44% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount to 146 from 89 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 970 as of June 30, 2008 from over 550 as of June 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 126% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 118% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow our services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Cost of revenue
Cost of product	$15,378	48.2%	$8,998	51.0%	$6,380	70.9%
Cost of product support and services	3,014	40.7	2,069	62.7	945	45.7

Total cost of revenue	$18,392	46.8%	$11,067	52.9%	$7,325	66.2%

Gross margin		53.2%		47.1%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $329,000 related to growth in our customer service and technical support headcount to 34 people from 23 people and increased hardware service fees of $569,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base.
     Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

     Operating Expenses and Interest Income
     Operating expenses and interest income and the related changes for the six months ended June, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Operating expenses
Sales and marketing	$16,782	42.7%	$9,586	45.8%	$7,196	75.1%
Research and development	4,659	11.8	3,420	16.3	1,239	36.2
General and administrative	3,204	8.1	1,288	6.2	1,916	148.8

Total operating expenses	$24,645	62.7%	$14,294	68.3%	$10,351	72.4%

Interest income	$1,493	3.8%	$369	1.8%	$1,124	304.6%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 146 people from 89 people, resulting in a $5.3 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $625,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $738,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 53 people from 43 people, resulting in a $1.0 million increase in salaries, employee benefits and stock-based compensation expense and an increase of $209,000 in facilities related costs. These increases were partially offset by a decrease of $104,000 in supplies and prototype material costs due to the timing of research and development projects.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 15 people from 11 people and compensation increases to reflect current market conditions, resulting in a $687,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $1.1 million for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007.
     Interest Income. Interest income increased primarily due to increased cash and cash equivalents and investment balances following the closing of our initial public offering in October 2007.
Liquidity and Capital Resources
     Since our inception in March 2002, we have generated operating losses in every quarter resulting in an accumulated deficit of $51.7 million as of June 30, 2008. Our cash and cash equivalents and investments available to fund operations were $92.9 million and $93.7 million at June 30, 2008 and December 31, 2007, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We expect our cash balances to decrease as we continue to use cash to fund our operations. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.

Cash Flows
     The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007 (in thousands).

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
Net cash used in operating activities	$(139)	$(2,349)

Net cash used in investing activities	(25,752)	(1,333)

Net cash provided by (used in) financing activities	535	(114)

Net decrease in cash and cash equivalents	$(25,356)	$(3,796)

Operating Activities
     Cash used in operating activities was $139,000 for the six months ended June 30, 2008. We incurred a net loss of $2.2 million, which included non-cash charges consisting of $700,000 in depreciation and $990,000 in stock-based compensation expense. Other uses of cash in operating activities included an increase in accounts receivable of $5.7 million, partially offset by an increase in deferred revenue of $5.0 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
     Cash used in operating activities was $2.3 million in the six months ended June 30, 2007. We incurred a net loss of $4.1 million, which included non-cash charges consisting of $548,000 in depreciation and $213,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts receivable of $2.5 million, partially offset by an increase in deferred revenue of $2.6 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
Investing Activities
     Cash used in investing activities was $25.8 million for the six months ended June 30, 2008, consisting of $1.2 million for the purchase of property and equipment and $50.7 million for the purchase of investments, partially offset by the sales and maturities of investments of $26.2 million.
     Cash used in investing activities was $1.3 for the six months ended June 30, 2007, consisting of $1.6 million for the purchase of property and equipment, partially offset by the sales and maturities of investments of $258,000.
Financing Activities
     Cash provided by financing activities for the six months ended June 30, 2008 was $535,000 from the issuance of common stock in conjunction with the 2007 Employee Stock Purchase Plan and pursuant to the exercise of stock options. Cash used in financing activities for the six months ended June 30, 2007 was immaterial.
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

     Our forecast of the period of time through which our financial resources will be adequate to support our operations and the costs to support our sales and marketing activities and research and development activities are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part II, Item 1A, Risk Factors of this quarterly report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
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
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008, other than scheduled payments through June 30, 2008. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our contractual obligations.
Credit Facility
     In November 2006, we entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. There were no outstanding borrowings on this line at December 31, 2007, and we did not renew this line of credit agreement upon its expiration in March 2008.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by us to the channel partner. The settlement award is included in our operating results for the six months ended June 30, 2008.
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
     We were established in March 2002 and sold our first product in February 2004. We have not been profitable in any quarterly period since we were formed. We incurred a net loss for the six months ended June 30, 2008 of $2.2 million, and as of June 30, 2008 our accumulated deficit was $51.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach profitability.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $51.2 million in 2007, and revenue was $39.3 million for the six months ended June 30, 2008. We may not experience growth rates in future periods to the same degree as in past periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve profitability and our stock price could decline.

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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. We receive a substantial portion of our revenue from a limited number of channel partners. For the three and six months ended June 30, 2008, our top ten channel partners accounted for 50% and 46% of our revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.
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
     We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer our competitive position will be impaired and our expenses could increase. In May 2008, we entered into a five year contract with Anacomp. Our agreement with Anacomp will automatically renew for successive one-year terms, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 180 days prior to the end of the initial five-year term or any successive one-year term. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with Anacomp were to end, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
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
     Historically, we have conducted little business internationally. We have two international offices and revenue from international sales was 15% of total revenue for both the three and six months ended June 30, 2008. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2008, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the March 2005 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     The storage industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Litigation can be expensive, lengthy, and disruptive to ordinary business operations. Moreover, the results of complex legal proceedings are difficult to predict. Third parties have and may, in the future, assert infringement claims against us alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any intellectual property litigation also could force us to do one or more of the following:
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under the prospective method, we will continue to account for any portion of awards outstanding at January 1, 2006 using accounting principles originally applied to those awards under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees. The total expense reported for the three and six months ended June 30, 2008 related to stock options was $537,000 and $990,000, respectively. This amount is expected to increase in future periods as new grants are made to employees and other service providers. These additional expenses will increase operating costs and correspondingly reduce our net income or increase our net losses in future periods.
Risks Related to the Ownership of Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
     Our stock price is volatile and from October 10, 2007, the first day of trading of our common stock, to August 1, 2008, our stock has had closing low and high sales prices in the range of $7.94 to $24.19 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     As of August 1, 2008, our directors and executive officers and their affiliates beneficially own approximately 49.7% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

The price of our stock could decrease as a result of shares of common stock being sold in the market.
     If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by investors as intending to sell, the trading price of our common stock could decline significantly. As of June 30, 2008, we had 30,714,282 shares of common stock outstanding.
     Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 17,000,302 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of June 30, 2008, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders, held on May 20, 2008, the following proposals were adopted. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were 30,604,450 shares of common stock entitled to vote at the meeting and a total of 20,971,738 shares were represented at the meeting.
     1. The proposal to elect two (2) directors to serve for a three-year term until the 2011 Annual Meeting of Stockholders. The results of the voting were as follows:

	For	Withheld
Philip E. Soran	20,930,172	41,566
Sven A. Wehrwein	20,906,337	65,401
     Neel Sarkar and R. David Spreng will each continue to serve as directors until the 2009 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Charles Beeler and John P. Guider will each continue to serve as directors until the 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
     2. The proposal to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008. The results of the voting were as follows:

For	Against	Abstain	Broker Non-votes
20,940,448	31,290	—	—
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

10.09(4)	Employment Agreement, by and between Compellent Technologies, Inc. and Philip E. Soran, dated June 16, 2008.

10.10(4)	Employment Agreement, by and between Compellent Technologies, Inc. and John P. Guider, dated June 16, 2008.

10.11(4)	Employment Agreement, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated June 16, 2008.

10.13(4)	Employment Agreement, by and between Compellent Technologies, Inc. and John R. Judd, dated June 16, 2008.

10.20	Employment Agreement, by and between Compellent Technologies, Inc. and Brian P. Bell, dated June 16, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the SEC on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the SEC on June 18, 2008, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 11, 2008

Compellent Technologies, Inc.
/s/ John R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.

3.2(2)	Amended and Restated Bylaws of Compellent Technologies, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Common Stock Certificate.

10.09(4)	Employment Agreement, by and between Compellent Technologies, Inc. and Philip E. Soran, dated June 16, 2008.

10.10(4)	Employment Agreement, by and between Compellent Technologies, Inc. and John P. Guider, dated June 16, 2008.

10.11(4)	Employment Agreement, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated June 16, 2008.

10.13(4)	Employment Agreement, by and between Compellent Technologies, Inc. and John R. Judd, dated June 16, 2008.

10.20	Employment Agreement, by and between Compellent Technologies, Inc. and Brian P. Bell, dated June 16, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K (No. 001-33685), dated October 15, 2007, and filed with the SEC on October 16, 2007, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (No. 333-144255) filed with the SEC on July 2, 2007, as amended, and incorporated herein by reference.

(4)	Filed as a similarly described exhibit to our Current Report on Form 8-K (No. 001-33685), filed with the SEC on June 18, 2008,

and incorporated herein by reference.

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