Form 10-Q
period 2008-09-30
COMPELLENT TECHNOLOGIES INC
filed 2008-11-05
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2008, there were 30,725,083 shares of the Registrant’s Common Stock outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands, except share and
	per share amounts)
Assets
Current assets
Cash and cash equivalents	$45,812	$82,382
Short-term investments	31,872	11,350
Accounts receivable, net of allowance of $738 and $408 as of September 30, 2008 and December 31, 2007	21,386	13,311
Inventories	3,898	2,538
Prepaid expenses and other current assets	1,339	1,046

Total current assets	104,307	110,627

Long-term investments	17,304	—

Property and equipment, net	3,348	2,749

Total assets	$124,959	$113,376

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,487	$3,216
Accrued compensation and benefits	4,373	3,083
Accrued liabilities	2,041	1,139
Deferred revenue, current	12,805	7,934

Total current liabilities	24,706	15,372

Deferred revenue, non-current	4,548	2,588

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,724,325 and 30,593,468 shares issued and outstanding as of September 30, 2008 and December 31, 2007	31	31
Additional paid in capital	146,995	144,824
Accumulated deficit	(51,194)	(49,439)
Accumulated other comprehensive loss	(127)	—

Total stockholders’ equity	95,705	95,416

Total liabilities and stockholders’ equity	$124,959	$113,376

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share amounts)
Revenue
Product	$19,501	$11,168	$51,416	$28,809
Product support and services	5,109	2,236	12,519	5,534

Total revenue	24,610	13,404	63,935	34,343

Cost of revenue
Cost of product	9,338	5,551	24,716	14,549
Cost of product support and services	2,064	1,163	5,078	3,232

Total cost of revenue	11,402	6,714	29,794	17,781

Gross profit	13,208	6,690	34,141	16,562

Operating expenses
Sales and marketing	9,041	5,828	25,823	15,414
Research and development	2,452	2,177	7,111	5,597
General and administrative	1,883	767	5,087	2,055

Total operating expenses	13,376	8,772	38,021	23,066

Loss from operations	(168)	(2,082)	(3,880)	(6,504)

Interest income	632	88	2,125	457

Net income (loss)	$464	$(1,994)	$(1,755)	$(6,047)

Net income (loss) per weighted average share, basic	$0.02	$(0.45)	$(0.06)	$(1.40)

Weighted average shares, basic	30,523	4,413	30,434	4,304

Net income (loss) per weighted average share, diluted	$0.01	$(0.45)	$(0.06)	$(1.40)

Weighted average shares, diluted	31,695	4,413	30,434	4,304

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2008	2007
	(unaudited)
	(in thousands)
Operating activities
Net loss	$(1,755)	$(6,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,136	862
Stock-based compensation expense	1,538	385
Issuance of common stock for services provided	—	32
Changes in operating assets and liabilities
Accounts receivable	(8,075)	(4,266)
Inventories	(1,360)	(797)
Prepaid expenses and other current assets	(293)	(464)
Accounts payable	2,271	975
Accrued compensation and benefits and accrued liabilities	2,282	483
Deferred revenue	6,831	4,043

Net cash provided by (used in) operating activities	2,575	(4,794)

Investing activities
Purchases of property and equipment	(1,735)	(2,002)
Purchases of investments	(73,884)	—
Proceeds from sales and maturities of investments	35,931	258

Net cash used in investing activities	(39,688)	(1,744)

Financing activities
Proceeds from issuance of common stock	543	30
Payments for repurchase of common stock	—	(142)

Net cash provided by (used in) financing activities	543	(112)

Net decrease in cash and cash equivalents	(36,570)	(6,650)
Cash and cash equivalents, beginning of period	82,382	15,106

Cash and cash equivalents, end of period	$45,812	$8,456

Supplemental non-cash disclosure:
Issuance of common stock for services provided	$—	$15
Vesting of restricted common stock	$90	$116
Unrealized loss on available-for-sale investments	$(127)	$—
Prepaid expenses related to the initial public offering	$—	$1,393
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
     The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods.
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s cash and cash equivalents and investments are Level 1 investments and are valued using quoted prices. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
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
4. Investments
     At September 30, 2008, short-term investments consist of certificates of deposit, variable rate demand notes and agency and corporate bonds. Long-term investments consist of agency bonds. These investments are classified as available-for-sale and are recorded at fair value. Any unrealized holding gains or losses on these investments are reported in other comprehensive income, a component of stockholders’ equity, until realized. The Company’s cash and cash equivalents and investments are Level 1 investments and are valued using quoted prices. The Company’s investment portfolio does not contain any auction-rate securities at September 30, 2008.
5. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Component materials	$596	$489
Finished systems	3,302	2,049

	$3,898	$2,538

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Computer equipment	$630	$541
Office furniture and equipment	5,257	3,953
Computer software	599	423
Leasehold improvements	1,065	1,038

	7,551	5,955
Accumulated depreciation and amortization	(4,203)	(3,206)

	$3,348	$2,749

7. Line of Credit
     In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. There were no outstanding borrowings on this line at December 31, 2007, and the Company did not renew the line of credit agreement upon its expiration in March 2008.
8. Stock-Based Compensation
2007 Employee Stock Purchase Plan
     The 2007 Employee Stock Purchase Plan, or ESPP, became effective in October 2007 in conjunction with the Company’s initial public offering, and authorizes the issuance of 1,458,902 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. Generally, all regular employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. As of September 30, 2008, a total of 48,242 shares of common stock have been purchased under the ESPP.
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2007 Plan also provides that the exercise prices of grants of incentive and nonstatutory stock options cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant. New common shares are issued upon exercise of stock options.
     A summary of option activity for the 2002 and 2007 Plans is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share
Balance outstanding at December 31, 2007	1,217,424	$3.16

Granted (unaudited)	1,171,461	9.26

Exercised (unaudited)	(82,615)	1.20

Cancelled (unaudited)	(10,934)	5.35

Balance outstanding at September 30, 2008 (unaudited)	2,295,336	$6.33

Options exercisable at September 30, 2008 (unaudited)	640,680	$3.50

     The total intrinsic value of the options exercised was $120,000 and $862,000 during the three and nine months ended September 30, 2008 and was $103,000 and $2.7 million during the three and nine months ended September 30, 2007.
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
     The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
Risk-free interest rate	3.25%	4.29%	2.96%	4.49%
Expected life (years)	5	5	5	5
Expected volatility	50.46%	59.60%	50.58%	64.75%
Expected dividend yield	—	—	—	—
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has not paid dividends in the past and it does not expect to in the foreseeable future. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
     The stock-based compensation expense for all of the Company’s equity plans included in the statements of operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
Cost of product	$54	$25	$141	$52
Sales and marketing	253	88	688	290
Research and development	107	41	301	96
General and administrative	134	18	408	67

Stock-based compensation expense before income tax benefit	548	172	1,538	505
Income tax benefit	—	—	—	—

Total stock-based compensation expense, net of tax benefit	$548	$172	$1,538	$505

     As of September 30, 2008 and December 31, 2007, there was $6.3 million and $2.7 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 and 2.6 years, respectively.
     The weighted-average fair value of the options granted was $6.10 and $4.35 during the three and nine months ended September 30, 2008, and was $6.17 and $4.48 during the three and nine months ended September 30, 2007.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. As of December 31, 2007, cash received for early exercise of options totaled $429,000. There were no early exercises of options during the nine months ended September 30, 2008.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance outstanding at December 31, 2007	272,144

Stock options exercised for unvested restricted shares	—

Vested	(90,743)

Balance outstanding at September 30, 2008 (unaudited)	181,401

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed giving effect to all potential dilutive common shares, including stock options, convertible preferred stock, and unvested restricted common stock.
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
Net income (loss) attributable to common stockholders	$464	$(1,994)	$(1,755)	$(6,047)

Weighted average common shares outstanding	30,719	4,739	30,660	4,644

Weighted average unvested restricted common stock	(196)	(326)	(226)	(340)

Weighted average common shares used in computing net income (loss) per share, basic	30,523	4,413	30,434	4,304

Dilutive effect of stock options and unvested restricted common stock	1,172	—	—	—

Weighted average common shares used in computing net loss per share, diluted	31,695	4,413	30,434	4,304

Net income (loss) per common share, basic	$0.02	$(0.45)	$(0.06)	$(1.40)

Net income (loss) per common share, diluted	$0.01	$(0.45)	$(0.06)	$(1.40)

     The following outstanding options, unvested restricted common stock and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
Options to purchase common stock	139	1,168	2,295	1,168

Unvested restricted common stock	—	308	181	308

Convertible preferred stock (as converted)	—	18,939	—	18,939
10. Income Taxes
     The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2008 and 2007. The Company has incurred net operating losses in all periods since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2008 and December 31, 2007.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Legal Proceedings
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by the Company to the channel partner. The settlement award is included in the Company’s operating results for the nine months ended September 30, 2008.
     In May 2008, Crossroads Systems, Inc., or Crossroads, filed a lawsuit in U.S. District Court for the Western District of Texas, alleging patent infringement on its storage router and virtualization technologies, against the Company and nine other storage vendors. Crossroads is seeking to recover unspecified damages from the Company. In defense of this claim, the Company has accrued legal and settlement expenses of $800,000, which are included in the Company’s operating results for the three and nine months ended September 30, 2008. The Company has not yet settled this matter and actual expenses could be different than this accrual.
     In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2008, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
Revenue
United States	$21,044	$11,997	$54,292	$30,660
International	3,566	1,407	9,643	3,683

Total	$24,610	$13,404	$63,935	$34,343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:
•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;

•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our anticipated cash needs and our estimates regarding our capital requirements and our need for additional financing;

•	our ability to protect our intellectual property rights; and

•	pricing and availability of our suppliers’ products.
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
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of October 24, 2008, Storage Center was being utilized by over 1,100 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.
     We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. Our sales team is spread geographically throughout the United States, and in certain international markets. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house or outsourced manufacturing. We believe these combined strategies create an efficient and scalable business model that enables us to reduce operating costs and improve capital efficiency.

Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 27, 2008. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2008.
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
Results of Operations
     The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(unaudited)
Revenue
Product	$19,501	$11,168	$8,333	74.6%	$51,416	$28,809	$22,607	78.5%
Product support and services	5,109	2,236	2,873	128.5	12,519	5,534	6,985	126.2

Total revenue	24,610	13,404	11,206	83.6	63,935	34,343	29,592	86.2

Cost of revenue
Cost of product	9,338	5,551	3,787	68.2	24,716	14,549	10,167	69.9
Cost of product support and services	2,064	1,163	901	77.5	5,078	3,232	1,846	57.1

Total cost of revenue	11,402	6,714	4,688	69.8	29,794	17,781	12,013	67.6

Gross profit	13,208	6,690	6,518	97.4	34,141	16,562	17,579	106.1

Operating expenses
Sales and marketing	9,041	5,828	3,213	55.1	25,823	15,414	10,409	67.5
Research and development	2,452	2,177	275	12.6	7,111	5,597	1,514	27.1
General and administrative	1,883	767	1,116	145.5	5,087	2,055	3,032	147.5

Total operating expenses	13,376	8,772	4,604	52.5	38,021	23,066	14,955	64.8

Loss from operations	(168)	(2,082)	1,914	91.9	(3,880)	(6,504)	2,624	40.3

Interest income	632	88	544	618.2	2,125	457	1,668	365.0

Net income (loss)	$464	$(1,994)	$2,458	123.3%	$(1,755)	$(6,047)	$4,292	71.0%

Comparison of Three Months Ended September 30, 2008 and 2007
Revenue
     Revenue and the related changes for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Revenue
Product	$19,501	79.2%	$11,168	83.3%	$8,333	74.6%
Product support and services	5,109	20.8	2,236	16.7	2,873	128.5

Total revenue	$24,610	100.0%	$13,404	100.0%	$11,206	83.6%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 48% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 70 channel partners, an increase in sales and marketing headcount to 152 from 103 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 1,085 as of September 30, 2008 from over 640 as of September 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 107% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 593% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow our services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Cost of revenue
Cost of product	$9,338	47.9%	$5,551	49.7%	$3,787	68.2%
Cost of product support and services	2,064	40.4	1,163	52.0	901	77.5

Total cost of revenue	$11,402	46.3%	$6,714	50.1%	$4,688	69.8%

Gross margin		53.7%		49.9%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $207,000 related to growth in our customer service and technical support headcount to 36 people from 24 people, increased hardware service fees of $217,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $260,000 of product cost predominately for obligations owed to customers pursuant to terms of our hardware and software maintenance contracts.

     Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.
Operating Expenses and Interest Income
     Operating expenses and interest income and the related changes for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Operating expenses
Sales and marketing	$9,041	36.7%	$5,828	43.5%	$3,213	55.1%
Research and development	2,452	10.0	2,177	16.2	275	12.6
General and administrative	1,883	7.7	767	5.7	1,116	145.5

Total operating expenses	$13,376	54.4%	$8,772	65.4%	$4,604	52.5%

Interest income	$632	2.6%	$88	0.7%	$544	618.2%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 152 people from 103 people, resulting in a $2.5 million increase in salaries, employee benefits, commissions and stock- based compensation expense, a $245,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $191,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 55 people from 46 people, resulting in a $350,000 increase in salaries, employee benefits and stock-based compensation expense, and an increase of $110,000 in facilities related costs. These increases were partially offset by a decrease of $131,000 in supplies and prototype material costs due to the timing of research and development projects, and a decrease of $115,000 in legal fees pertaining to the maintenance of our patent portfolio.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 16 people from 12 people and compensation increases to reflect current market conditions, resulting in a $237,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $70,000 for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007, and in defense of a patent infringement claim we accrued an additional $800,000 of legal and settlement expenses.
     Interest Income. Interest income increased primarily due to increased cash and cash equivalents and investment balances following the closing of our initial public offering in October 2007.

Comparison of Nine Months Ended September 30, 2008 and 2007
Revenue
     Revenue and the related changes for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
		(unaudited)
Revenue
Product	$51,416	80.4%	$28,809	83.9%	$22,607	78.5%
Product support and services	12,519	19.6	5,534	16.1	6,985	126.2

Total revenue	$63,935	100.0%	$34,343	100.0%	$29,592	86.2%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 45% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 70 channel partners, an increase in sales and marketing headcount to 152 from 103 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 1,085 as of September 30, 2008 from over 640 as of September 30, 2007.
     Product Support and Services Revenue. Product support revenue increased 118% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 219% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow our services revenue.
Cost of Revenue and Gross Margin
     Cost of revenue and gross margin and the related changes for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Cost of revenue
Cost of product	$24,716	48.1%	$14,549	50.5%	$10,167	69.9%
Cost of product support and services	5,078	40.6	3,232	58.4	1,846	57.1

Total cost of revenue	$29,794	46.6%	$17,781	51.8%	$12,013	67.6%

Gross margin		53.4%		48.2%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Product Support and Services Revenue. Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $535,000 related to growth in our customer service and technical support headcount to 36 people from 24 people, increased hardware service fees of $785,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $358,000 of product cost predominately for obligations owed to customers pursuant to terms of our hardware and software maintenance contracts.

     Gross Margin. Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.
Operating Expenses and Interest Income
     Operating expenses and interest income and the related changes for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
	(unaudited)
Operating expenses
Sales and marketing	$25,823	40.4%	$15,414	44.9%	$10,409	67.5%
Research and development	7,111	11.1	5,597	16.3	1,514	27.1
General and administrative	5,087	8.0	2,055	6.0	3,032	147.5

Total operating expenses	$38,021	59.5%	$23,066	67.2%	$14,955	64.8%

Interest income	$2,125	3.3%	$457	1.3%	$1,668	365.0%
     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 152 people from 103 people, resulting in a $7.7 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $870,000 increase in sales and marketing related travel and support costs and increased marketing efforts led to an additional $929,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 55 people from 46 people, resulting in a $1.4 million increase in salaries, employee benefits and stock-based compensation expense and an increase of $249,000 in facilities related costs. These increases were partially offset by a decrease of $221,000 in supplies and prototype material costs due to the timing of research and development projects.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 16 people from 12 people and compensation increases to reflect current market conditions, resulting in a $924,000 increase in salaries, employee benefits and stock-based compensation expense. Professional fees increased $1.2 million for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007, and in defense of a patent infringement claim we accrued an additional $800,000 of legal and settlement expenses. Depreciation expense increased $195,000 due to higher gross asset balances.
     Interest Income. Interest income increased primarily due to increased cash and cash equivalents and investment balances following the closing of our initial public offering in October 2007.
Liquidity and Capital Resources
     We have not achieved profitability on a quarterly or annual basis since inception, other than the three months ended September 30, 2008, resulting in an accumulated deficit of $51.2 million as of September 30, 2008. Our cash and cash equivalents and investments available to fund operations were $95.0 million and $93.7 million at September 30, 2008 and December 31, 2007, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.

Cash Flows
     The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007 (in thousands).

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
Net cash provided by (used in) operating activities	$2,575	$(4,794)

Net cash used in investing activities	(39,688)	(1,744)

Net cash provided by (used in) financing activities	543	(112)

Net decrease in cash and cash equivalents	$(36,570)	$(6,650)

Operating Activities
     Cash provided by operating activities was $2.6 million for the nine months ended September 30, 2008. We incurred a net loss of $1.8 million, which included non-cash charges consisting of $1.1 million in depreciation and $1.5 million in stock-based compensation expense. Other uses of cash in operating activities included an increase in accounts receivable of $8.0 million, partially offset by an increase in deferred revenue of $6.8 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
     Cash used in operating activities was $4.8 million for the nine months ended September 30, 2007. We incurred a net loss of $6.0 million, which included non-cash charges consisting of $862,000 in depreciation and $385,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts receivable of $4.3 million, partially offset by an increase in deferred revenue of $4.0 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
Investing Activities
     Cash used in investing activities was $39.7 million for the nine months ended September 30, 2008, consisting of $1.7 million for purchases of property and equipment and $73.9 million for purchases of investments, partially offset by sales and maturities of investments of $35.9 million.
     Cash used in investing activities was $1.7 million for the nine months ended September 30, 2007, consisting of $2.0 million for purchases of property and equipment, partially offset by the sale of short-term investments of $258,000.
Financing Activities
     Cash provided by financing activities for the nine months ended September 30, 2008 was $543,000 from the issuance of common stock in conjunction with the 2007 Employee Stock Purchase Plan and pursuant to the exercise of stock options.
     Cash used in financing activities was $112,000 in the nine months ended September 30, 2007. The primary use of these funds was stock repurchases of $142,000, offset by exercises of stock options to purchase our common stock of $30,000.

Operating and Capital Expenditure Requirements
     We have not achieved profitability on a quarterly or annual basis since inception, other than the three months ended September 30, 2008. We believe that our cash and investment balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. If our available cash and investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
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
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 27, 2008, other than scheduled payments through September 30, 2008. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our contractual obligations.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by us to the channel partner. The settlement award is included in our operating results for the nine months ended September 30, 2008.
     In May 2008, Crossroads Systems, Inc., or Crossroads, filed a lawsuit in U.S. District Court for the Western District of Texas, alleging patent infringement on its storage router and virtualization technologies, against us and nine other storage vendors. Crossroads is seeking to recover unspecified damages from us. In defense of this claim, we have accrued legal and settlement expenses of $800,000, which are included in our operating results for the three and nine months ended September 30, 2008. We have not yet settled this matter and actual expenses could be different than this accrual.
     In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2008, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
Risks Related to Our Business
Unfavorable economic and market conditions and a lessening demand in the information technology market could adversely affect our operating results.
     Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management caused by weakening economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. If the storage and data management markets grow more slowly than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not achieved profitability on a quarterly or annual basis since inception, other than the three months ended September 30, 2008. We incurred a net loss for the nine months ended September 30, 2008 of $1.8 million, and as of September 30, 2008 our accumulated deficit was $51.2 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach annual profitability or sustain quarterly profitability.

Our quarterly operating results may fluctuate significantly, which makes our future results difficult to predict.
     Our quarterly operating results fluctuate due to a variety of factors, many of which are outside of our control. Our future revenues are difficult to predict. A significant portion of our sales typically occurs during the last month of a quarter. As a result, we typically cannot predict our revenues in any particular quarter with any certainty until late in that quarter. Our storage products typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Revenues for any future period are not predictable with any significant degree of certainty. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Moreover, spending on storage solutions has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of business enterprises. We believe our recent rapid growth has masked the cyclicality and seasonality of our business. The third quarter is generally the slowest sales quarter in the storage industry. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, we may incur higher losses and may never reach annual profitability or sustain quarterly profitability. Our operating results may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of our expenses varies with our revenues. As a result, our quarterly operating results are difficult to predict, even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.
     In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:
•	reductions in end users’ budgets for information technology purchases and delays in their budgeting and purchasing cycles, given current economic conditions;

•	hardware and software configuration and mix;

•	fluctuations in demand, including due to seasonality, for our products and services;

•	changes in pricing by us in response to competitive pricing actions;

•	the sale of Storage Center in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet end user requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	the extent to which our end users renew their service and maintenance agreements with us;

•	volatility in our stock price, which may lead to higher stock compensation expenses; and

•	general economic conditions in our domestic and international markets.
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
     A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, including a number of established public companies, such as Dell, Inc., which completed its acquisition of EqualLogic, Inc. in January 2008, EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and NetApp, Inc., and newly public companies, such as 3PAR, Inc. and a number of private companies, such as Xiotech Corporation, LeftHand Networks and others. Some of our competitors, including Dell, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and reduced gross margins.
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
     We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to ever achieve annual profitability and our stock price would decline.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $51.2 million in 2007, and revenue was $63.9 million for the nine months ended September 30, 2008. We may not experience growth rates in future periods to the same degree as in past periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve annual profitability and our stock price could decline.
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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. We receive a substantial portion of our revenue from a limited number of channel partners. For the three and nine months ended September 30, 2008, our top ten channel partners accounted for 60% and 49% of our revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue.
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
     We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer our competitive position will be impaired and our expenses could increase. In May 2008, we entered into a five year agreement with Anacomp. Our agreement with Anacomp will automatically renew for successive one-year terms, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 180 days prior to the end of the initial five-year term or any successive one-year term. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with Anacomp were to end, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
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
     Historically, we have conducted little business internationally. We have two international offices and revenue from international sales was 14% and 15% of total revenue for the three and nine months ended September 30, 2008. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In March 2005, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2008, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the March 2005 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of operations. Effective January 1, 2006, we adopted the fair-value-based recognition provisions of SFAS No. 123(R) using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under the prospective method, we will continue to account for any portion of awards outstanding at January 1, 2006 using accounting principles originally applied to those awards under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees. The total expense reported for the three and nine months ended September 30, 2008 related to stock options was $548,000 and $1.5 million, respectively. This amount is expected to increase in future periods as new grants are made to employees and other service providers. These additional expenses will increase operating costs and correspondingly reduce our net income or increase our net losses in future periods.

Risks Related to the Ownership of Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
     Our stock price is volatile and from October 10, 2007, the first day of trading of our common stock, to October 24, 2008, our stock has had closing low and high sales prices in the range of $7.94 to $24.19 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     As of October 24, 2008, our directors and executive officers and their affiliates beneficially own approximately 48.3% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions.

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
     If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by investors as intending to sell, the trading price of our common stock could decline significantly. As of September 30, 2008, we had 30,724,325 shares of common stock outstanding.
     Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 16,537,802 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.
     We also registered 8,093,656 shares of our common stock subject to outstanding stock options and reserves for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of September 30, 2008, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
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
Dated: November 5, 2008

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