Form 10-K
period 2008-12-31
COMPELLENT TECHNOLOGIES INC
filed 2009-03-16
CIK 1253955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the New York Stock Exchange Arca on June 30, 2008 was $132,644,105, based on a closing price of $11.50 per share, excluding 19,180,012 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2008. The number of shares held by stockholders whose ownership exceeds 5% of the registrant’s common stock outstanding at June 30, 2008 is based on Schedules 13D and 13G filed by such stockholders for the year ended December 31, 2007 and subsequent reports, if any, filed by such stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 2, 2009, 30,793,741 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

COMPELLENT TECHNOLOGIES, INC.

2008 ANNUAL REPORT ON FORM 10-K

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;

•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.

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

We developed our Storage Center software and hardware solution to target mid-size enterprises. We believe mid-size enterprises are acutely impacted by the proliferation of data and that their need for a scalable and cost-effective storage solution has historically been unmet. We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house and outsourced manufacturing.

We have achieved broad industry recognition for our innovative storage solution. Compellent was awarded consecutive “Technology of the Year” awards from InfoWorld, including being named the “Best SAN” of 2008. In 2008, Compellent was also named Microsoft’s Partner of the Year for Advanced Infrastructure Solutions, Storage Solutions and awarded Storage magazine’s “Quality” Award. Gartner, a third-party industry analyst, reported Compellent to be the fastest growing storage area network company in 2006 and 2007 and TheInfoPro, an independent research firm, recently cited Compellent’s automated tiered storage as the No. 1 technology in use for Information Lifecycle Management (ILM) according to mid-sized end users.

The Compellent Solution

Compellent was founded by a team of storage industry veterans with the vision of delivering a highly scalable, feature rich, easy to use and cost effective SAN for enterprises of all sizes. We believe Storage Center is the only commercially available solution that provides a point-and-click graphical user interface, automated tiered storage, integrated data and disaster recovery, efficient thin storage provisioning, storage virtualization and the flexibility to effectively combine advances in storage technologies into one integrated solution.

Innovative Architecture

The foundation of our solution is our Dynamic Block Architecture, which utilizes block-level intelligence to improve the movement, placement and access of data at a level of granularity that delivers significant improvements in the cost, administration and recovery of data.

Compellent’s Dynamic Block Architecture records and tracks specific information about an application’s data at the block level, the lowest level of data granularity within any storage system. Dynamic Block Architecture allows Storage Center to record and track specific information about each block of data in a given enterprise network. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. This metadata is used by Storage Center to automatically change how blocks of data are stored within each volume (e.g., by changing disk drive types). We refer to this capability as managing data inside the volume. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users.

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

Storage Center’s standards-based hardware platform enables flexibility and scalability with a no single point of failure architecture. Storage Center’s architecture is designed to enable rapid deployment and expansion of storage without disruption of service. Furthermore, Compellent’s standards-based approach enables enterprises to be technology neutral, adopting new hardware technologies to adapt to evolving business requirements.

Storage Center Directly Addresses Today’s Storage Challenges

We believe Storage Center is a highly sophisticated and easy-to-use system that addresses the challenges faced by today’s storage users in one integrated solution.

Simplified Storage Management

We designed Storage Center to reduce the complexity associated with traditional storage systems. Our intuitive interface and integrated architecture enables even less sophisticated users to accomplish advanced storage tasks in minutes, by automating manual, time-consuming storage management tasks, such as volume provisioning, tiering, disaster recovery and boot from SAN. This enables enterprises to more efficiently deploy their information technology resources. According to an end user study commissioned by us in 2006 and conducted by Enterprise Strategy Group, an independent third-party consultant, 98% of our end users surveyed were able to manage their SAN in three hours or less per week, while only 31% of other storage system users surveyed were able to do so. We believe that enterprises could purchase and integrate a number of different hardware and software products and still not achieve the functionality of Storage Center.

Automated, Cost-Effective Management of Inactive Data

Storage Center offers automated tiered storage technology based on the block-level intelligence provided by our Dynamic Block Architecture. With information about access frequency at the block level, Storage Center automatically moves inactive blocks of data to lower cost tiers of storage. Our solution allows for automatic movement of blocks of data between tiers of high cost, high performance storage and tiers of lower cost storage based on access frequency and other parameters. Our solution also allows for dynamic placement of blocks of data on the preferred track of each system drive. Traditional storage systems do not gather information about blocks of data that would enable them to implement tiered storage with this level of functionality. As an example, an end user’s entire email database (calendar, inbox, sent items, deleted items, attachments, contacts, etc.) is contained in one single file, yet all of this data does not require equal performance, reliability, and frequency of access. Traditional storage systems store this entire file on one storage tier. With Storage Center, enterprises have the flexibility to put the frequently accessed items (such as the majority of a user’s inbox) on a faster tier of storage, and inactive items (such as almost all of a user’s sent and deleted items) on a less expensive tier of storage.

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

Enabling the Virtualized Data Center

Compellent’s advanced storage virtualization technology enabled by Dynamic Block Architecture enables end users to create an efficient shared storage pool. This pool can be comprised of any combination of the disk drive technologies that Storage Center supports and enables any application to access all drives in the system. Storage Center dynamically distributes workloads across the entire pool, automatically improving utilization of storage resources for applications. Application Optimizer allows end users to set the size of data transfers within the SAN to match I/O performance for different applications such as video imaging, e-mail and databases. The result is a significant improvement in storage utilization, performance, flexibility and cost for end users.

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

Reducing Technology Risk

Compellent’s hardware architecture is designed to mitigate our end users’ technology risk. Storage Center enables users to simultaneously utilize any combination of our various standards-based hardware options and/or connectivity platforms and easily adopt new technologies as they become available. Storage Center offers disk independence, enabling end users to use any combination of Solid State, Fibre Channel, or Serial ATA disk in one virtualized storage pool. Storage Center’s virtualization engine enables end users to access the full capacity of all the drives in the system, even if they mix drive types. Similarly, Storage Center provides server connectivity independence, supporting both Fibre Channel and iSCSI protocols in the same system, which gives end users more flexibility. As our users’ storage needs expand, Storage Center’s modular design enables them to seamlessly add the appropriate technology without discarding current hardware and software investments.

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

Virtual Manufacturing

Our virtual manufacturing model incorporates standards-based hardware architecture, thereby eliminating the need for in-house or outsourced manufacturing operations. The different standards-based hardware components of our solution are provided by our suppliers. These components are custom configured, shipped from multiple geographic locations to a centralized consolidation point, merged in transit and delivered to the end user as one order. This is the process we call virtual manufacturing. This model significantly reduces our working capital needs and eliminates the need for maintaining assembly facilities, production inventory, warehouses or complex outsourced manufacturing relationships. By working with large suppliers and utilizing standards-based hardware architecture, we are able to scale rapidly with reduced capital outlay.

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

All-Channel Assisted Sales Model

We employ an all-channel assisted selling model through value-added resellers, which we refer to as channel partners. Our channel partners generally sign agreements with us outlining the terms of our relationship with them. Provisions within these agreements include a restriction that software is licensed while the hardware is sold, warranty provisions, agreement term (one year with automatic successive renewal terms of one year terminable without cause upon written notice to the other party), payment terms (generally 30 days), channel partner sales commitments, installation and configuration training requirements, which we may waive in our discretion, and the channel partners’ acknowledgement of the existence of our deal registration process for registering potential system sales to end users. Substantially all of our channel partners sign similar agreements except for sales commitments. Our channel partner agreements do not contain financial penalties for either party. Unlike other enterprise storage vendors who utilize resellers for distribution but may also compete with them through direct sales, our business model motivates our channel partners and significantly reduces our sales expense. By leveraging the customer reach, technical expertise and industry knowledge of our channel partners, we believe that we are able to market to a significantly larger set of end users more effectively and at lower cost than we could with our own direct sales force. We have built a strong internal sales team to assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. We believe this model provides us high visibility of demand for Storage Center and quick market entry. We further believe our close working relationship with channel partners and end users enables us to better understand end user needs.

Our Strategy

Our goal is to be the leading provider of feature rich, easy to use and cost effective storage solutions for enterprises of all sizes. Key elements of our strategy include:

•	Extend Our Technology Leadership and Product Depth and Breadth. We intend to further enhance our current Storage Center solution by increasing our feature set and service offerings to further address end user needs.

•	Increase Market Share in the Mid-size Enterprise and Large Enterprise Markets. We initially targeted the fast-growing mid-size enterprise market. Storage Center is also being used by large enterprises, such as large financial services institutions and the federal government, due to its scalability and functionality. We intend to work with our channel partners to grow our business in both of these markets.

•	Increase Number of Channel Partners, Industry Verticals and Geographic Markets. We intend to continue to broaden our relationships with our channel partners and develop sales channels in additional geographies and industry verticals through both new and existing channel partners.

•	Broaden and Develop Strategic Relationships. We plan to expand our existing relationships and develop new relationships with leading technology and distribution partners, including hardware vendors such as switch, connectivity, disk and server vendors, as well as software providers such as operating system, application, server virtualization and database providers. We believe that these strategic relationships will enable us to provide enhanced solutions that will expand our addressable market, increase sales of our systems through joint selling and marketing arrangements and improve our insight into emerging industry trends.

•	Realize Upgrade Revenue From Customer Base. As of December 31, 2008, Storage Center was being utilized by more than 1,275 enterprises worldwide. We have designed Storage Center to enable users to incrementally add software and hardware features and capacity as their needs grow. We have been able to realize significant revenue from existing end users growing or upgrading their systems. We intend to grow our upgrade revenue by marketing additional functionality, capacity upgrades and replication systems to our end users.

•	Capitalize On Scalable Business Model. We intend to capitalize on our business model as we grow our business. We believe our strategy of using virtual manufacturing, standards-based hardware and an all-channel sales model will enable us to scale rapidly, without incurring significant capital expenditures while gaining significant operating leverage.

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

Dynamic Block Architecture

The foundation of Compellent’s solution is our Dynamic Block Architecture, which utilizes block-level intelligence to improve the movement, placement and access of data with a level of functionality that delivers significant improvements in the cost, administration and recovery of data. Dynamic Block Architecture enables us to record and track specific information about each block of data in a given system. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users.

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

Standards-Based Hardware Platform

Storage Center’s standards-based architecture enables the ongoing adoption of new storage technologies, without forcing enterprises to replace or discard their existing hardware and software investments. This architecture enables end users to mix and match server interfaces and disk drive technologies, simultaneously supporting Fibre Channel and/or iSCSI server connections, and any combination of Solid State, Fibre Channel and/or Serial ATA disk drives. As part of a complete storage solution, we also provide switches, host bus adapters, drive enclosures and controllers.

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

Product	Key Benefit
Storage Center Core (includes Graphical User Interface)	Provides storage virtualization and speeds both common and complex storage tasks by reducing the time and effort required for many complex functions into a few simple point-and-click steps.

Data Progression — Automated Tiered Storage	Automatically classifies and migrates data at the block-level to the appropriate tier of storage based on frequency of access.

Fast Track — Performance Acceleration	Fast Track dynamically places the most frequently used data on the fastest, or outer, tracks of each drive. The result is a system that requires fewer drives to manage data — delivering a big payoff in cost savings management and power consumption without sacrificing performance.

Data Instant Replay — Continuous Snapshots	Creates any number of space-efficient copies of data that deliver nearly instant recovery from data hazards without the limitations of traditional snapshots.

Server Instant Replay — Boot from SAN	Automates booting and recovering servers from the SAN by taking and storing space-efficient copies.

Product	Key Benefit
Remote Instant Replay — Thin Replication	Replicates space-efficient copies between primary and remote data centers to deliver nearly instant disaster recovery without the traditional cost or complexity.

Dynamic Capacity — Thin Provisioning	Maximizes storage utilization by only consuming physical disk space when data is written by the application, as opposed to allocating capacity upfront.

Enterprise Manager — Storage Resource Management	Enables multi-site and multi-system management from a single console with a suite of advanced storage resource management and reporting features.

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

Data Progression (Automated Tiered Storage)

Storage Center’s Data Progression application automatically classifies and migrates blocks of data based on user selected policies. When combined with our Fast Track application, blocks of data are dynamically placed on the appropriate tracks on each drive within the system. For instance, data can be migrated to the appropriate tier of storage based on usage, retaining frequently accessed data on the fastest portion of high-performance storage and storing infrequently accessed data on lower cost storage. Users can configure storage tiers based on technology, performance redundancy, or other criteria. Storage Center’s block-level intelligence allows blocks of data to move both up and down tiers of storage and across drives for appropriate placement over time based on frequency of access. A good example is medical imaging applications, which are storage intensive. All of the data associated with these applications does not require equal performance, reliability and frequency of access. With Data Progression technology, images are automatically placed, or can be manually placed by end users, on the appropriate tier of storage based on the required level of performance. Active images are stored on Solid State or Fibre-Channel Drives, which offer the highest level of performance. Inactive images can be stored on lower cost storage, Serial ATA Drives, which utilize higher density and lower performance.

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

Storage Center’s Thin Import allows users to copy thick provisioned volumes from traditional storage systems onto Storage Center and convert unused space into thin provisioned volumes. In traditional implementations of thin provisioning, the operating system will report deleted files as unavailable space. Storage Center’s Free Space Recovery software identifies and reclaims space that is no longer in use. These advanced thin provisioning features improve the efficiency of Storage Center. Due to Storage Center’s use of Dynamic Capacity’s thin provisioned volumes, Storage Center increases the performance of volume-based operations such as rebuilds, copies, backups and replications.

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

Support activities are dispatched 24x7 by highly skilled and trained staff, and Compellent’s channel partners can monitor service issues via a secure, online tracking system. Copilot Service utilizes Storage Center’s integrated “PhoneHome functionality” to alert users to potential systems issues via scheduled or event-based notifications. Onsite hardware repair services are delivered through Anacomp, Inc., a third-party hardware maintenance provider with a global field service force of trained technicians, dispatched via a 24-hour call center with access to local exchange parts depots in which we store replacement parts for Storage Center.

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

End Users

As of December 31, 2008, Storage Center was being utilized by more than 1,275 enterprises worldwide in a variety of industries, including accounting, agriculture, automotive, construction, education, entertainment, financial services, food services, government, healthcare, insurance, legal, manufacturing, media, real estate, retail, scientific, technology, telecommunications, transportation and travel.

Distribution Channel and Marketing

We currently sell Storage Center primarily to mid-size enterprise customers through our all-channel assisted sales model. We provide our end users with SAN solutions through our channel partners, who our end users rely on to address their enterprise-class networking and storage needs. We selectively recruit value-added-resellers to join our channel partner network. We have built a strong internal sales team to train and assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. In addition, we currently maintain a small team of installation professionals to assist channel partners and end users in installing our products.

In 2008, 2007 and 2006, our top ten channel partners accounted for 47%, 45% and 49% of our revenue, respectively. One channel partner accounted for 12% of total revenue during the year ended December 31, 2008. Another channel partner accounted for 10% and 13% of total revenue for the years ended December 31, 2008 and 2007, respectively. No channel partner accounted for more than 10% of total revenue for the year ended December 31, 2006.

In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. In January 2009, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. In the event we elect not to renew the marketing agreement, we must continue to pay AMEX a sliding-scale commission based on international sales for a period of two years following termination.

Virtual Manufacturing

Our virtual manufacturing model incorporates standards-based hardware architecture, thereby eliminating the need for in-house and outsourced manufacturing operations. The different standards-based hardware components of our solution are provided by our suppliers. These components are custom configured, shipped from multiple geographic locations to a centralized consolidation point, merged in transit and delivered to the end user as one order. This is the process we call virtual manufacturing. This virtual manufacturing and integration approach enables us to focus resources on the design, development and marketing of Storage Center.

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

Research and Development

We believe that our future success depends in part on our ability to introduce enhancements to Storage Center and to develop new applications for both existing and new markets. Our research and development efforts are directed largely to the development of additional enterprise-class network storage solutions demanded by our channel partners and end users. We have assembled a team of highly skilled engineers who have expertise in designing and developing enterprise-class SANs. Our research and development group is located in Eden Prairie, Minnesota. As of December 31, 2008, we had 58 employees in the research and development group. Our research and development expenses were $10.1 million in 2008, $7.6 million in 2007, and $5.7 million in 2006.

Competition

We compete with numerous domestic and international companies, most of which have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide SAN products, such as 3Par, Inc., Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM, NetApp, Inc. and Xiotech Corporation. Some of our competitors, including Dell, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete.

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

As of December 31, 2008, we had two issued patents in the United States, each expiring in August 2024. We also had eleven pending patent applications in the United States, one patent application filed pursuant to the Patent Cooperation Treaty and ten pending foreign patent applications. Our pending patent applications relate to Dynamic Block Architecture storage processing and other SAN concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow the scope of our claims. With respect to our issued patents, and to the extent any of our pending applications proceed to issuance as a patent, any such patent or future patent may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products are found to conflict with any patent held by third parties, we could be prevented from selling our products or our patent applications may not result in issued patents.

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

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, and technical support of enterprise-class network storage solutions. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The information included in Note 14 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Employees

As of December 31, 2008, we had 290 employees, which included 58 employees in research and development, 163 in sales and marketing, 41 in customer and technical services, 17 in administration and 11 in manufacturing. None of our employees are represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of March 2, 2009, are as follows:

Name	Age	Position(s)

Philip E. Soran	52	Chairman, President and Chief Executive Officer
Lawrence E. Aszmann	62	Chief Technology Officer
Brian P. Bell	42	Vice President, Worldwide Sales
John P. Guider	65	Chief Operating Officer and Director
John R. Judd	52	Chief Financial Officer

Philip E. Soran has served as our Chairman, President and Chief Executive Officer since co-founding Compellent in March 2002. From July 1995 to August 2001, Mr. Soran served as President and Chief Executive Officer of Xiotech Corporation, or Xiotech, a storage area networking company, which Mr. Soran co-founded in July 1995. Xiotech was acquired by Seagate Technology, or Seagate, a disk drive manufacturer, in January 2000. From October 1992 to April 1995, Mr. Soran served as Executive Vice President of Prodea Software Corporation, a data warehousing software company. From 1982 to 1993, Mr. Soran also held a variety of management, sales, marketing and technical positions with IBM. Mr. Soran received a B.A. in Education from the University of Northern Colorado.

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

Brian P. Bell has served as our Vice President, Worldwide Sales since April 2006. From August 2003 to April 2006, he served as our Director of Business Development. From August 2002 to August 2003, Mr. Bell was with Storage Networks, Inc., an information storage software and services company, as Vice President of Global Services. From July 1999 to August 2002, Mr. Bell served in various positions for Storage Network, Inc. including most recently as Director of Operations. From 1988 to 1999, Mr. Bell served as a commissioned officer in the U.S. Air Force. Mr. Bell received a B.S. in Human Factors from the U.S. Air Force Academy and an M.S. in Human Factors Engineering from the University of Illinois.

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

Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology, or IT, market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management caused by deteriorating economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. If the storage and data management markets grow more slowly than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.

We have a limited operating history and a history of losses, and we may not achieve profitability on an annual basis or sustain profitability on a quarterly basis in the future.

We were established in March 2002 and sold our first product in February 2004. We have not achieved profitability on an annual basis since inception. We have only achieved profitability on a quarterly basis during the three months ended September 30, 2008 and December 31, 2008. We incurred net losses of $416,000, $7.8 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our accumulated deficit was $49.9 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach annual profitability or sustain quarterly profitability.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	reductions in end users’ budgets for information technology purchases and delays in their budgeting and purchasing cycles, given current macroeconomic conditions;

•	hardware and software configuration and mix;

•	fluctuations in demand, including due to seasonality, for our products and services;

•	changes in pricing by us in response to competitive pricing actions;

•	the sale of Storage Center in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet end user requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	the extent to which our end users renew their service and maintenance agreements with us;

•	volatility in our stock price, which may lead to higher stock compensation expenses; and

•	general economic conditions in our domestic and international markets.

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

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, such as 3Par, Inc., Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM, NetApp, Inc. and Xiotech Corporation. Some of our competitors, including Dell, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and reduced gross margins.

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

We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to ever reach annual profitability or sustain quarterly profitability and our stock price would decline.

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

We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $90.9 million in 2008. We do not expect to achieve similar percentage growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never reach annual profitability or sustain quarterly profitability and our stock price could decline.

Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•	increase our channel partners and end users in the mid-size enterprise market;

•	address new markets, such as large enterprise end users and end users outside the United States;

•	control expenses;

•	recruit, hire, train and manage additional qualified engineers;

•	add additional sales and marketing personnel;

•	expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

We intend to increase our investment in research and development, sales and marketing, and general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could increase our annual net losses.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. Our reseller agreements with our channel partners do not prohibit them from offering competitive products or services. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenue and we may continue to incur net losses.

We receive a substantial portion of our revenue from a limited number of channel partners. For 2008, 2007 and 2006, our top ten channel partners accounted for 47%, 45% and 49% of our revenue, respectively. One channel partner accounted for 12% of total revenue during the year ended December 31, 2008. Another channel partner accounted for 10% and 13% of total revenue for the years ended December 31, 2008 and 2007, respectively. No channel partner accounted for more than 10% of total revenue for the year ended December 31, 2006. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

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

In addition to our team of installation personnel, we rely upon some of our channel partners to install Storage Center at our end user locations. Our channel partner agreements generally contain provisions requiring installation and configuration training by the channel partners, which we may waive at our discretion. Although we train and certify our channel partners on the installation and configuration of Storage Center, end users have in the past encountered installation and configuration difficulties. In addition, if one or more of our channel partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change or add additional channel partners, installation and configuration of Storage Center to our end users could be delayed, our revenue could be reduced and our ability to compete could be impaired. As a significant portion of our sales occur in the last month of a quarter, our end users may also experience installation delays following a purchase if we or our channel partners have too many installations in a short period of time. If we or our channel partners fail to timely and correctly install and configure Storage Center, end users may not purchase additional products and services from us, our reputation could suffer and our revenue could be reduced. In addition, we will incur additional expenses to correctly install and configure Storage Center to meet the expectations of our end users.

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

Historically, we have conducted little business internationally. We have only two international offices and revenue from international sales was 16%, 11%, and 5% during 2008, 2007 and 2006, respectively. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. In January 2009, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have two issued patents in the United States and patents pending in the United States and in foreign countries. Even if the pending patent applications are granted, the rights granted to us under those applications and under our other issued patents may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

We expect that companies in the storage market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our channel partners and end users could also become the target of litigation relating to patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in our licenses and maintenance agreements. These obligations could result in substantial expenses, including the payment by us of costs and damages.

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

We may need to raise additional funds in the future, which may not be available to us on terms acceptable to us, or at all.

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

The market price of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Additionally, our common stock has limited prior trading history. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Our directors and executive officers and their affiliates beneficially own approximately 47.1% of our outstanding common stock, as of March 2, 2009. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against us, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by us to the channel partner. The settlement award is included in our operating results for the year ended December 31, 2008.

In May 2008, Crossroads Systems, Inc., or Crossroads, filed a lawsuit in U.S. District Court for the Western District of Texas, alleging patent infringement on its storage router and virtualization technologies, against us and nine other storage vendors. Crossroads was seeking to recover unspecified damages from us. In November 2008, we settled the matter out of court within the amounts previously accrued by us. The settlement is included in our operating results for the year ended December 31, 2008.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2008, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has been traded on the New York Stock Exchange Arca, or NYSE Arca, under the ticker symbol “CML” since it began trading on October 10, 2007. Our initial public offering was priced at $13.50 per share on October 9, 2007. The following table sets forth for the period indicated the high and low sale prices of our common stock, as reported by the NYSE Arca.

	Prices
	High	Low

Fourth Quarter 2008	$12.68	$7.15
Third Quarter 2008	$15.20	$10.00
Second Quarter 2008	$13.93	$9.33
First Quarter 2008	$12.90	$7.62
Fourth Quarter 2007 (from October 10, 2007)	$26.94	$11.52

There were approximately 162 holders of record of our common stock as of March 2, 2009. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

As previously announced, we expect that our common stock will begin trading on the New York Stock Exchange on or about March 25, 2009 under our current ticker symbol “CML.” As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, our Chief Executive Officer has certified that, as of March 2, 2009, he is not aware of any violation by us of the NYSE corporate governance listing standards.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stockholder Return Comparison

The following graph shows the cumulative 14-month total return of an investment of $100 on October 10, 2007, the date we became a public company, for our common stock on NYSE Arca, in the Russell 2000 Index and the NASDAQ Computer Index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among Compellent Technologies, Inc., The Russell 2000 Index
And The NASDAQ Computer Index

*	$100 invested on 10/10/07 in our stock or 9/30/07 in an index, including reinvestment of dividends.

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

As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of March 2, 2009, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)

Statement of Operations Data:
Revenue
Product	$72,417	$42,831	$19,996	$8,670	$3,638
Product support and services	18,479	8,368	3,337	1,241	251

Total revenue	90,896	51,199	23,333	9,911	3,889
Cost of revenue
Cost of product	34,949	21,554	9,897	4,915	2,446
Cost of product support and services	7,011	4,423	2,774	1,047	541

Total cost of revenue	41,960	25,977	12,671	5,962	2,987

Gross profit	48,936	25,222	10,662	3,949	902
Operating expenses
Sales and marketing	35,834	23,520	10,562	5,504	3,992
Research and development	10,060	7,632	5,675	5,241	4,495
General and administrative	6,224	3,324	1,565	2,468	3,939

Total operating expenses	52,118	34,476	17,802	13,213	12,426

Loss from operations	(3,182)	(9,254)	(7,140)	(9,264)	(11,524)
Other income, net	2,766	1,425	316	138	120

Net loss	(416)	(7,829)	(6,824)	(9,126)	(11,404)
Accretion of redeemable convertible preferred stock	—	—	6,330	32	18

Net loss attributable to common stockholders	$(416)	$(7,829)	$(13,154)	$(9,158)	$(11,422)

Net loss per common share, basic and diluted	$(0.01)	$(0.77)	$(3.29)	$(2.35)	$(3.02)

Shares used in computing net loss per common share, basic and diluted	30,471	10,219	4,003	3,897	3,779

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$51,989	$82,382	$15,106	$2,037	$4,398
Short-term investments	29,146	11,350	258	—	—
Working capital	81,131	95,255	17,685	1,688	3,135
Long-term investments	19,153	—	—	—	—
Total assets	128,057	113,376	26,407	6,006	8,162
Total liabilities	29,791	17,960	8,503	3,736	4,190
Redeemable convertible preferred stock	—	—	—	30,655	23,226
Total stockholders’ equity (deficit)	98,266	95,416	17,904	(28,385)	(19,254)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding unfavorable economic conditions, including lessening demand in the information technology market;

•	our expectations regarding our revenue, gross margin and expenses;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.

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

Overview

We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of December 31, 2008, Storage Center was being utilized by more than 1,275 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.

We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. We have built a strong internal sales team, which is spread geographically throughout the United States, to assist our channel partners with, among other things, executive sales call, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house or outsourced manufacturing. We believe these combined strategies create an efficient and scalable business model that enables us to reduce operating costs and improve capital efficiency.

Key Financial Measures and Trends

Sources of Revenue

Revenue is comprised of product revenue, consisting of software and hardware revenue, and product support and services revenue. A sale of Storage Center is typically comprised of (a) an upfront fully-paid perpetual end-user license fee, (b) the associated hardware components, (c) a software maintenance arrangement that includes telephone support, bug fixes and potential unspecified product updates, (d) a hardware maintenance agreement that includes telephone support and on-site repairs and replacement and (e) in certain cases, professional services for installation, training and consulting support. Substantially all of our revenue consists of product revenue from sales of Storage Center. We expect that product support and services revenue will grow on an absolute basis as our installed base of end users continues to grow, but will remain relatively consistent as a percentage of total revenue.

We offer our products and services through value-added resellers, which we refer to as channel partners. Our channel partners purchase our products after they have received a purchase order from an end user, as they do not maintain an inventory of our products in anticipation of sales to end users. For 2008, 2007 and 2006, our top ten channel partners accounted for 47%, 45% and 49% of our revenue, respectively. One channel partner accounted for 12% of total revenue during the year ended December 31, 2008. Another channel partner accounted for 10% and 13% of total revenue for the years ended December 31, 2008 and 2007, respectively. No channel partner accounted for more than 10% of total revenue for the year ended December 31, 2006.

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

Maintenance.  We offer software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Substantially all of our end users purchase software and hardware maintenance agreements when they purchase Storage Center. Revenue is deferred at fair value in accordance with AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement. Historically, substantially all of our end users have renewed their maintenance agreements upon expiration of their existing maintenance agreements. We anticipate that maintenance revenue will grow on an absolute basis as our installed base of end users continues to grow, but will remain relatively consistent as a percentage of total revenue.

Professional Services.  We generally sell professional services on a time-and-materials basis and recognize revenue when the services are performed. Professional services include installation, consulting and training. We expect that professional services revenue will grow on an absolute basis as our installed base of end users continues to grow, but remain relatively consistent as a percentage of total revenue.

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

Our gross margin has been and will be affected by many factors, including (a) the demand for Storage Center and related services, (b) discount levels and price competition, (c) average system order size and end user mix, (d) hardware and software component mix and (e) the level of fixed costs of customer service and personnel. We do not expect any material changes to gross margin, as compared to current levels.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire a significant number of new employees to support our anticipated growth.

Our business strategy is to be a leading provider of enterprise-class network storage solutions. For us to achieve our goals, substantial investments in our infrastructure were, and continue to be, necessary to facilitate rapid expansion. From corporate inception to product commercialization in early 2004, our employee growth was predominantly focused in support of our product development, as seen by the increase in research and development expense during that time period. When commercialization of our product occurred in early 2004, our growth in operating costs was led by additional spending in sales and marketing, as evidenced by the increase in sales and marketing expense and corresponding headcount total since early 2004. Our sales and marketing team geographically covers the entire United States, and certain international markets, with employees predominately located at either our corporate headquarters or working remotely. With our increased sales and marketing headcount, and the correlating growth in our revenue, we have also expanded our support functions such as sales management, sales operations, information technology, finance and human resources to leverage our corporate structure to further our business strategy.

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

Other Income, Net

Other income, net consists primarily of interest income earned on cash and cash equivalent and investment balances less interest expense.

Income Taxes

The current tax benefits of our net losses have been offset by the recording of a full valuation allowance for the years ended December 31, 2008, 2007, and 2006. Although we have recorded a full valuation allowance against our net deferred tax assets in the past, we cannot be certain that the tax benefits of our net operating loss, or NOL, carryforwards will be available to offset future income tax expense when taxable income is realized.

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

A sale of our Storage Center is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. Our determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to all undelivered elements of a contract. VSOE is evaluated and determined by us based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with Statement of Position No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, we recognize revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. We have determined that we have objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.

We generally sell professional services on a time-and-materials basis and recognize revenue when the services are performed.

Allowance for Doubtful Accounts

In the vast majority of sales, we sell our products to channel partners for resale to end users. In certain limited circumstances, we may sell directly to the end user and pay the channel partner a commission, which is recorded in sales and marketing expense, primarily due to concerns of the credit worthiness of the channel partner. We perform ongoing evaluations of our channel partners and end users and continuously monitor collections and payments. We record an allowance for doubtful accounts based on the aging of the underlying receivables, historical write-off experience and any specific collection issues we have identified. We monitor and analyze the accuracy of our allowance for doubtful accounts estimate by reviewing past collectibility and adjusting it for future expectations to determine the adequacy of our allowance. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but may not be indicative of future credit losses. Our allowance for doubtful accounts as of December 31, 2008 and 2007 was $654,000 and $408,000, respectively. If the financial condition of our channel partners or end users were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, Accounting for Stock-Based Compensation, for periods beginning in fiscal 2006. We adopted SFAS No. 123(R) using the prospective transition method. Under this method, compensation expense recognized for 2006 included compensation expense for all stock option grants granted, modified, repurchased or cancelled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the prospective transition method, our statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include the risk free interest rate, the expected life of the option, stock price volatility, the dividend yield and the forfeiture rate. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life of the options is based on evaluations of historical and expected future employee exercise behavior. Volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. We have not paid dividends in the past and do not expect to in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Forfeitures have been insignificant during each of the periods presented herein. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense recognized, which could have a material impact on our financial statements. Stock-based compensation expense recorded during 2008, 2007 and 2006 was $2.2 million, $762,000 and $52,000, respectively.

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

Our deferred tax assets are comprised primarily of NOL carryforwards. As of December 31, 2008, we had federal and state NOL carryforwards of approximately $34.7 million, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2027 and are subject to review and possible adjustment by the Internal Revenue Service and state authorities. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our NOL carryforwards in any year may be limited.

Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and our past history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2008 and 2007 of $15.1 million and $15.9 million, respectively.

Results of Operations

The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the periods indicated (in thousands):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2008	2007	$	%	2007	2006	$	%

Revenue
Product	$72,417	$42,831	$29,586	69.1%	$42,831	$19,996	$22,835	114.2%
Product support and services	18,479	8,368	10,111	120.8	8,368	3,337	5,031	150.8

Total revenue	90,896	51,199	39,697	77.5	51,199	23,333	27,866	119.4

Cost of revenue
Cost of product	34,949	21,554	13,395	62.1	21,554	9,897	11,657	117.8
Cost of product support and services	7,011	4,423	2,588	58.5	4,423	2,774	1,649	59.4

Total cost of revenue	41,960	25,977	15,983	61.5	25,977	12,671	13,306	105.0

Gross profit	48,936	25,222	23,714	94.0	25,222	10,662	14,560	136.6
Operating expenses
Sales and marketing	35,834	23,520	12,314	52.4	23,520	10,562	12,958	122.7
Research and development	10,060	7,632	2,428	31.8	7,632	5,675	1,957	34.5
General and administrative	6,224	3,324	2,900	87.2	3,324	1,565	1,759	112.4

Total operating expenses	52,118	34,476	17,642	51.2	34,476	17,802	16,674	93.7

Loss from operations	(3,182)	(9,254)	6,072	65.6	(9,254)	(7,140)	(2,114)	(29.6)
Other income, net	2,766	1,425	1,341	94.1	1,425	316	1,109	350.9

Net loss	(416)	(7,829)	7,413	94.7	(7,829)	(6,824)	(1,005)	(14.7)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	6,330	(6,330)	(100.0)

Net loss attributable to common stockholders	$(416)	$(7,829)	$7,413	94.7%	$(7,829)	$(13,154)	$5,325	40.5%

Comparison of Years Ended December 31, 2008 and 2007

Revenue

Revenue and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Revenue
Product	$72,417	79.7%	$42,831	83.7%	$29,586	69.1%
Product support and services	18,479	20.3	8,368	16.3	10,111	120.8

Total revenue	$90,896	100.0%	$51,199	100.0%	$39,697	77.5%

Product Revenue.  Product revenue derived from system sales primarily increased due to a 42% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount to 163 people from 119, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 1,275 as of December 31, 2008 from over 740 as of December 31, 2007.

Product Support and Services Revenue.  Product support revenue increased 113% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Product support pricing remained relatively flat with an adjustment for immaterial inflationary price increases. Services revenues increased 204% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.

Cost of Revenue and Gross Margin

Cost of revenue and gross margin and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%

Cost of revenue
Cost of product	$34,949	48.3%	$21,554	50.3%	$13,395	62.1%
Cost of product support and services	7,011	37.9	4,423	52.9	2,588	58.5

Total cost of revenue	$41,960	46.2%	$25,977	50.7%	$15,983	61.5%

Gross margin		53.8%		49.3%

Cost of Product Revenue.  Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.

Cost of Product Support and Services Revenue.  Cost of product support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $806,000 related to growth in our customer service and technical support headcount to 41 people from 26 people, increased travel expense of $226,000, increased hardware service fees of $1.1 million charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base and $445,000 of product cost predominately for obligations owed to customers pursuant to terms of our hardware and software maintenance contracts.

Gross Margin.  Gross margin increased due to revenue increasing faster than cost of revenue as discussed above.

Operating Expenses and Other Income, Net

Operating expenses and other income, net and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%

Operating expenses
Sales and marketing	$35,834	39.4%	$23,520	45.9%	$12,314	52.4%
Research and development	10,060	11.1	7,632	14.9	2,428	31.8
General and administrative	6,224	6.8	3,324	6.5	2,900	87.2

Total operating expenses	$52,118	57.3%	$34,476	67.3%	$17,642	51.2%

Other income, net	$2,766	3.0%	$1,425	2.8%	$1,341	94.1%

Sales and Marketing Expense.  Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 163 people from 119, resulting in a $9.8 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $942,000 increase in sales and marketing related travel and support costs and a $661,000 increase in channel partner commissions due to increased third-party selling activities. Increased marketing efforts led to an additional $624,000 of expense related to partner programs, trade shows and other promotional activities.

Research and Development Expense.  Research and development expense increased primarily due to an increase in research and development headcount to 58 people from 48 people, resulting in a $2.0 million increase in salaries, employee benefits and stock-based compensation expense, and an increase of $284,000 in facilities related costs due primarily to our relocation to our new executive headquarters in March 2007.

General and Administrative Expense.  General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 17 people from 11 people and compensation increases to reflect current market conditions, resulting in a $893,000 increase in salaries, employee benefits and stock-based compensation expense. Professional and compliance fees increased $1.1 million for outside legal, accounting, and consulting services, pertaining predominately to public company reporting and compliance requirements as we completed an initial public offering in October 2007. We also incurred $778,000 of additional legal and settlement expenses in defense and settlement of claims brought against us.

Other Income, Net.  Other income, net increased primarily due to increased interest income resulting from higher cash and cash equivalent and investment balances following the closing of the initial public offering in October 2007.

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

Product Support and Services Revenue.  Product support revenue increased 149% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Product support pricing remained relatively flat with an adjustment for immaterial inflationary price increases. Services revenues increased 173% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenue.

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

Liquidity and Capital Resources

	December 31,
	2008	2007
	(in thousands)

Cash and cash equivalents	$51,989	$82,382
Short-term investments	29,146	11,350
Total current assets	105,458	110,627
Working capital	81,131	95,255
Long-term investments	19,153	—
Total assets	128,057	113,376
Total current liabilities	24,327	15,372
Total liabilities	29,791	17,960
Total stockholders’ equity	98,266	95,416

We completed an initial public offering of our common stock on October 9, 2007 in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation. Our cash, cash equivalents and short and long-term investments are held in highly liquid money market funds, federal agency securities, corporate debt securities, certificates of deposit, and variable rate demand notes.

Our cash, cash equivalents and short-term investments available to fund current operations were $81.1 million and $93.7 million at December 31, 2008 and 2007. Our cash, cash equivalents and short-term investment balances decreased between periods due to movement of funds into long-term securities to capture higher interest rates. We held $19.2 million of long-term investments at December 31, 2008, and none at December 31, 2007. Additionally, cash provided by operating activities for the year ended December 31, 2008 was $7.8 million compared to cash used in operating activities of $3.5 million for the year ended December 31, 2007.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006

Net cash provided by (used in) operating activities	$7,849	$(3,476)	$(8,158)
Net cash used in investing activities	(39,107)	(13,990)	(1,179)
Net cash provided by financing activities	865	84,742	22,406

Net increase (decrease) in cash and cash equivalents	$(30,393)	$67,276	$13,069

Operating Activities

Cash provided by operating activities was $7.8 million in 2008. We incurred a net loss of $416,000, which included non-cash charges consisting of $1.6 million in depreciation and $2.2 million in stock-based compensation expense related to employees. Other uses of cash in operating activities included primarily an increase in accounts receivable of $5.9 million, offset by an increase in deferred revenue of $10.1 million and an increase in accrued compensation and benefits and accrued liabilities of $2.2 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accrued compensation and benefits and accrued liabilities relates predominately to increased employee costs for salaries, vacation, bonuses and commissions due to increased headcount, timing of payroll, and overall expansion of our operations and customer base.

Cash used in operating activities was $3.5 million in 2007. We incurred a net loss of $7.8 million, which included non-cash charges consisting of $1.2 million in depreciation and $642,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included primarily an increase in accounts receivable of $5.4 million, offset by an increase in deferred revenue of $6.6 million and an increase in accrued compensation and benefits and accrued liabilities of $2.1 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accrued compensation and benefits and accrued liabilities relates predominately to increased employee costs for salaries, vacation, bonuses and commissions due to increased headcount, timing of payroll, and overall expansion of our operations and customer base.

Cash used in operating activities was $8.2 million in 2006. We generated a net loss of $6.8 million, which included non-cash charges consisting of $747,000 in depreciation and $52,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included primarily an increase in accounts receivable of $5.8 million and an increase in inventories of $981,000, partially offset by an increase in deferred revenues of $2.2 million, an increase in accounts payable of $1.3 million and an increase in accrued compensation and benefits and accrued liabilities of $1.2 million. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in inventory primarily relates to an increase in demonstration and evaluation units for our prospective end users and an increase in hardware replacement components, due to the increase in the number of installed systems.

Investing Activities

Cash used in investing activities was $39.1 million in 2008, consisting primarily of $2.3 million for purchases of property and equipment and $98.5 million for purchases of investments, partially offset by sales and maturities of investments of $61.7 million.

Cash used in investing activities was $14.0 million in 2007, consisting primarily of $11.4 million for purchases of short-term investments and $2.9 million for purchases of property and equipment.

Cash used in investing activities was $1.2 million in 2006, consisting primarily of $921,000 for purchases of property and equipment and net purchases of short-term investments of $258,000.

Financing Activities

Cash provided by financing activities was $865,000 from the issuance of common stock in conjunction with the 2007 Employee Stock Purchase Plan and pursuant to the exercise of stock options.

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

Operating and Capital Expenditure Requirements

We anticipate using available cash to fund growth in operations and further investments in human capital and capital equipment. In the next 12 months, capital expenditures are expected to be in the range of approximately $3.5 million to $4.5 million, primarily for product development. We believe our current cash and cash equivalents, investments, and the interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$4,785	$922	$1,826	$1,878	$159

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to our current corporate headquarters in Eden Prairie, Minnesota and office equipment.

Credit Facility

In November 2006, we entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. We did not renew the line of credit agreement upon its expiration in March 2008. Borrowings under the line of credit were limited by a $1.4 million letter of credit securing a real estate lease obligation, reducing the availability on the line of credit to $4.6 million at December 31, 2007. Interest was at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit (effective rate of 4.97% at December 31, 2007). There were no borrowings outstanding under this line of credit prior to its expiration in March 2008 and as of December 31, 2007. The line of credit included various covenants; however, there were no financial covenants. We were in compliance with all covenants prior to its expiration in March 2008 and for the year ended December 31, 2007. We had pledged a certificate of deposit as collateral under the line of credit in the event of default.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 were effective for us on January 1, 2008. Our adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect that our adoption of SFAS No. 157-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We will be required to apply the guidance of SFAS No. 141(R) in all future business combinations that are effective after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that our adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers and limit the amount of credit exposure to any one issuer. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investment in derivative instruments. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of December 31, 2008 primarily included liquid money market accounts and are held with high quality financial institutions and at times, such balances may be in excess of insurance limits. Our investments as of December 31, 2008 included federal agency securities, corporate debt securities, certificates of deposit, and variable rate demand notes. Our investments in variable rate demand notes are not subject to auction risk. We performed a sensitivity analysis on our variable and fixed rate financial investments. According to our analysis, if our blended rate of return decreased by 10% in 2008, our interest income for 2008 would have declined by approximately $155,000. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Compellent Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Compellent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Compellent Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compellent Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Compellent Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Compellent Technologies, Inc.

We have audited Compellent Technologies, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of Compellent Technologies, Inc. and subsidiaries based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Compellent Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compellent Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
March 16, 2009

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share and per share amounts)

Assets
Current assets
Cash and cash equivalents	$51,989	$82,382
Short-term investments	29,146	11,350
Accounts receivable, net of allowance of $654 and $408 as of December 31, 2008 and 2007	19,167	13,311
Inventories	3,564	2,538
Prepaid expenses and other current assets	1,592	1,046

Total current assets	105,458	110,627
Long-term investments	19,153	—
Property and equipment, net	3,446	2,749

Total assets	$128,057	$113,376

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,885	$3,216
Accrued compensation and benefits	4,834	3,083
Accrued liabilities	1,480	1,139
Deferred revenue, current	15,128	7,934

Total current liabilities	24,327	15,372
Deferred revenue, non-current	5,464	2,588
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,768,706 and 30,593,468 shares issued and outstanding as of December 31, 2008 and 2007	31	31
Additional paid in capital	147,974	144,824
Accumulated deficit	(49,855)	(49,439)
Accumulated other comprehensive income	116	—

Total stockholders’ equity	98,266	95,416

Total liabilities and stockholders’ equity	$128,057	$113,376

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Revenue
Product	$72,417	$42,831	$19,996
Product support and services	18,479	8,368	3,337

Total revenue	90,896	51,199	23,333
Cost of revenue
Cost of product	34,949	21,554	9,897
Cost of product support and services	7,011	4,423	2,774

Total cost of revenue	41,960	25,977	12,671

Gross profit	48,936	25,222	10,662
Operating expenses
Sales and marketing	35,834	23,520	10,562
Research and development	10,060	7,632	5,675
General and administrative	6,224	3,324	1,565

Total operating expenses	52,118	34,476	17,802

Loss from operations	(3,182)	(9,254)	(7,140)
Other income (expense)
Interest income	2,766	1,425	329
Interest expense	—	—	(13)

Total other income, net	2,766	1,425	316

Net loss	(416)	(7,829)	(6,824)
Accretion of redeemable convertible preferred stock	—	—	6,330

Net loss attributable to common stockholders	$(416)	$(7,829)	$(13,154)

Net loss per common share, basic and diluted	$(0.01)	$(0.77)	$(3.29)

Shares used in computing net loss per common share, basic and diluted	30,471	10,219	4,003

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
	Redeemable		Convertible						Accumulated
	Convertible		Preferred				Additional		Other
	Preferred Stock		Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
			(in thousands)
Balance at January 1, 2006	14,300	$30,655	—	$—	3,947	$4	$67	$(28,456)	$—	$(28,385)
Issuance of Series B preferred stock, net	2,472	7,500	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	6,330	—	—	—	—	—	(6,330)	—	(6,330)
Elimination of redeemable convertible preferred stock redemption feature	(16,772)	(44,485)	16,772	44,485	—	—	—	—	—	44,485
Issuance of Series C preferred stock, net	—	—	2,167	14,881	—	—	—	—	—	14,881
Stock-based compensation expense	—	—	—	—	—	—	52	—	—	52
Common stock issued under stock option plan	—	—	—	—	128	—	25	—	—	25
Stock options exercised for unvested restricted common stock	—	—	—	—	348	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,824)	—	(6,824)

Balance at December 31, 2006	—	—	18,939	59,366	4,423	4	144	(41,610)	—	17,904
Conversion of convertible preferred stock to common stock	—	—	(18,939)	(59,366)	18,939	19	59,347	—	—	—
Common stock issued in conjunction with initial public offering, net	—	—	—	—	6,900	7	84,601	—	—	84,608
Stock-based compensation expense	—	—	—	—	—	—	642	—	—	642
Common stock issued under stock option plan	—	—	—	—	138	—	32	—	—	32
Common stock repurchased	—	—	—	—	(302)	—	(142)	—	—	(142)
Stock options exercised for unvested restricted common stock	—	—	—	—	475	1	—	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	153	—	—	153
Issuance of common stock for
services provided	—	—	—	—	20	—	47	—	—	47
Net loss	—	—	—	—	—	—	—	(7,829)	—	(7,829)

Balance at December 31, 2007	—	—	—	—	30,593	31	144,824	(49,439)	—	95,416
Stock-based compensation expense	—	—	—	—	—	—	2,166	—	—	2,166
Common stock issued under stock option and employee stock purchase plans	—	—	—	—	176	—	865	—	—	865
Vesting of restricted common stock	—	—	—	—	—	—	119	—	—	119
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(416)	—	(416)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(14)	(14)
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	130	130

Total comprehensive loss										(300)

Balance at December 31, 2008	—	$—	—	$—	30,769	$31	$147,974	$(49,855)	$116	$98,266

The accompanying notes are an integral part of these consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Operating activities
Net loss	$(416)	$(7,829)	$(6,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,591	1,208	747
Stock-based compensation expense	2,166	642	52
Issuance of common stock for services provided	—	40	—
Changes in operating assets and liabilities
Accounts receivable	(5,856)	(5,393)	(5,842)
Inventories	(1,026)	(785)	(981)
Prepaid expenses and other current assets	(546)	(726)	(77)
Accounts payable	(331)	677	1,291
Accrued compensation and benefits and accrued liabilities	2,197	2,140	1,241
Deferred revenue	10,070	6,550	2,235

Net cash provided by (used in) operating activities	7,849	(3,476)	(8,158)
Investing activities
Purchases of property and equipment	(2,288)	(2,898)	(921)
Purchases of investments	(98,503)	(11,350)	(508)
Proceeds from sales and maturities of investments	61,684	258	250

Net cash used in investing activities	(39,107)	(13,990)	(1,179)
Financing activities
Proceeds from issuance of common stock	865	33	25
Proceeds from initial public offering, net	—	84,851	—
Payments for repurchase of common stock	—	(142)	—
Proceeds from issuance of preferred stock, net	—	—	22,381

Net cash provided by financing activities	865	84,742	22,406

Net increase (decrease) in cash and cash equivalents	(30,393)	67,276	13,069
Cash and cash equivalents, beginning of period	82,382	15,106	2,037

Cash and cash equivalents, end of period	$51,989	$82,382	$15,106

Supplemental cash flow disclosure:
Cash paid for interest	$—	$—	$13
Supplemental non-cash disclosure:
Vesting of restricted common stock	$119	$153	$—
Unrealized gain on investments, net	$130	$—	$—
Conversion of convertible preferred stock to common stock	$—	$59,366	$—
Accounts payable corresponding to IPO expenses	$—	$243	$—
Issuance of common stock for services provided	$—	$7	$—

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Compellent Technologies, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Risk

The Company receives a substantial portion of its revenue from a limited number of channel partners. The top ten channel partners accounted for 47%, 45%, and 49% of total revenue for the years ended December 31, 2008, 2007, and 2006. One channel partner accounted for 12% of total revenue during the year ended December 31, 2008. Another channel partner accounted for 10% and 13% of total revenue for the years ended December 31, 2008 and 2007. No channel partner accounted for more than 10% of total revenue for the year ended December 31, 2006. Loss of one or more of these key channel partners could adversely affect the Company’s operating results in the near term.

At December 31, 2008 the Company had amounts due from one customer that represented over 10% of the Company’s accounts receivable balance. At December 31, 2007 the Company had amounts due from two customers that represented over 10% of the Company’s accounts receivable balance.

The Company relies on a limited number of key suppliers to supply components. One supplier comprised 36%, 28%, and 30% of total purchases, and another comprised 23% of total purchases for each of the years ended December 31, 2008, 2007, and 2006. The Company relies on one third-party hardware maintenance provider. Management believes alternate sources of component materials and maintenance services are available; however, disruption or termination of these relationships could adversely affect the Company’s operating results in the near term.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of 90 days or less at the time of purchase. Cash equivalents consist primarily of money market securities at December 31, 2008 and 2007. The Company holds its cash and cash equivalents with high quality financial institutions and at times, such balances may be in excess of insurance limits.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Investments are comprised primarily of federal agency securities, corporate debt securities, certificates of deposit, and variable rate demand notes that are classified as available-for-sale and are recorded at their fair market values, as determined by quoted market prices. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are typically classified as long-term investments, however, the Company’s portfolio includes variable rate demand notes and auction-rate notes that have stated maturities beyond twelve months, but are priced and traded as short-term instruments due to the liquidity provided through the interest reset mechanism of 7 to 35 days.

Any unrealized holding gains or losses on these investments are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized.

Accounts Receivable

Accounts receivable represent amounts due from channel partners and end users. Credit is granted in the normal course of business, without collateral or any other security, to support amounts due. In the vast majority of sales, the Company sells its products and services to channel partners for resale to end users. In certain limited circumstances, the Company may sell directly to the end user and pay the channel partner a commission, which is recorded in sales and marketing expense, primarily due to concerns of the credit worthiness of the channel partner. The Company performs ongoing evaluations of its channel partners and end users and continuously monitors collections and payments. The Company records an allowance for doubtful accounts based on the aging of the underlying receivables, historical write-off experience, and any specific collection issues it has identified. The Company writes off accounts receivable when they become uncollectible, and payments subsequently recorded on such receivables are credited to the allowance for doubtful accounts. To date, accounts receivable balances written off have been within management’s expectations and have not exceeded the allowances provided.

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

The estimated useful lives are:

Computer equipment	2 years
Office furniture and equipment	2 — 6 years
Computer software	2 — 3 years
Leasehold improvements	5 — 7 years

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

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not recognized any impairment loss for property and equipment.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation and benefits and accrued liabilities approximate fair value due to their short-term maturities.

Revenue Recognition

The Company applies the provisions of AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition to its combined software and hardware product sales. The Company recognizes product revenue when:

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

A sale is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. The Company’s determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to all undelivered elements of a contract. VSOE is evaluated and determined by the Company based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with Statement of Position No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance, the Company recognizes revenue in accordance with Emerging Issues Task Force, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The Company has determined that it has objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.

Product revenue consists of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. The Company also derives a portion of its product revenue from software and hardware upgrades, which generally includes new software applications and additional hardware components.

In accordance with EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented In the Income Statement (That Is, Gross Versus Net Presentation), taxes are presented on a net basis. Revenue from shipping and handling is included in product revenue and its related cost is included in cost of product revenue.

Product support and services revenue consists of software and hardware maintenance contracts and professional services for installation, training and consulting support. The Company offers software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Revenue related to software and hardware maintenance is deferred at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement, typically one to three years. The Company generally sells professional services on a time-and-materials basis and recognizes revenue when the services are performed.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $3.5 million, $3.6 million, and $1.3 million.

Research and Development and Software Development Costs

Expenditures for research and development costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs related to the development of software products are capitalized between the time when technological feasibility has been established and when the product is available for general release to customers. To date, the Company has not capitalized any software development costs as the time has been short and the costs immaterial from the date of establishing technological feasibility to the date of commercial release.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, as clarified by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, or FIN No. 48. Under these standards, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109. The Company’s deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. The NOL carryforwards expire at various times through 2027 and are subject to review and possible adjustment by the Internal Revenue Service and state authorities.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, conversion of convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the years ended December 31, 2008, 2007, and 2006, all potential common shares were determined to be anti-dilutive. Accordingly, diluted net loss per common share is equivalent to basic net loss per common share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the requirements of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors and consultants based on fair value. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and SFAS No. 123, Accounting for Stock-Based Compensation, for periods beginning in fiscal 2006. The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. Under this method, compensation expense recognized for the year ended December 31, 2006 included compensation expense for all stock-based awards granted, modified, repurchased, or cancelled subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Under the prospective method of adoption the Company continues to account for any portion of awards outstanding at January 1, 2006 using the accounting principles originally applied to those awards under APB No. 25.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 were effective for the Company on January 1, 2008. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect that adoption of SFAS No. 157-2 will have a material impact on its consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company will be required to apply the guidance of SFAS No. 141(R) in all future business combinations that are effective after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that its adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

2.	Investments

Short-term investments consist of the following (in thousands):

	December 31,
	2008	2007

Corporate debt securities	$11,363	$—
Variable rate demand notes	7,291	7,550
Federal agency securities	6,030	—
Certificates of deposit	4,462	—
Auction rate note	—	3,800

	$29,146	$11,350

Long-term investments consist of the following (in thousands):

	December 31,
	2008	2007

Federal agency securities	$17,582	$—
Corporate debt securities	1,571	—

	$19,153	$—

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Component materials	$280	$489
Finished systems	3,284	2,049

	$3,564	$2,538

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Computer equipment	$698	$541
Office furniture and equipment	5,632	3,953
Computer software	710	423
Leasehold improvements	1,065	1,038

	8,105	5,955
Accumulated depreciation and amortization	(4,659)	(3,206)

	$3,446	$2,749

5.	Line of Credit

In November 2006, the Company entered into a line of credit agreement with a financial institution to provide maximum borrowings of $6.0 million through March 2008. The Company did not renew the line of credit agreement upon its expiration in March 2008. Borrowings under the line of credit were limited by a $1.4 million letter of credit securing a real estate lease obligation, reducing the availability on the line of credit to $4.6 million at December 31, 2007. Interest was at an annual rate of 1% plus the bank’s rate of a 90-day certificate of deposit (effective rate of 4.97% at December 31, 2007). There were no borrowings outstanding under this line of credit prior to its expiration in March 2008 and as of December 31, 2007. The line of credit included various covenants; however, there were no financial covenants. The Company was in compliance with all covenants prior to its expiration in March 2008 and for the year ended December 31, 2007. The Company had pledged a certificate of deposit as collateral under the line of credit in the event of default.

6.	Reverse Stock Split

On September 14, 2007, the Company effected a one-for-two-and-one-half (1:2.5) reverse split of the Company’s common stock and convertible preferred stock. In this report, share and per share data have been adjusted retroactively to reflect the reverse stock split.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Redeemable Convertible Preferred Stock and Convertible Preferred Stock

As of December 31, 2008 and 2007, the Company had no outstanding classes of convertible preferred stock (see Note 8). The following outstanding classes of convertible preferred stock were outstanding at December 31, 2006:

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

The holders of preferred stock could, at their option, convert at any time their shares of preferred stock into shares of common stock. The preferred stock was converted to common stock on a 1-for-1 ratio. Each share of preferred stock could be automatically converted into shares of common stock if 70% of the shares of preferred stock, voting as a single class voted in favor of a conversion or if a public offering is closed at $20.78 (amended to $8.00 on September 14, 2007 in conjunction with the reverse stock split — see Note 6) or more per share and cash proceeds (net of underwriting discounts, commissions and expenses) to the Company of at least $30 million (see Note 8), in each case at the conversion rate on the date of the event.

The holders of preferred stock were entitled, on a pari passu basis, to receive cash dividends at the rate of 8.00% per year. These dividends were payable only when declared by the board of directors and were non-cumulative. In general, each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock could be converted. Certain events specified in the Company’s certificate of incorporation require approval of the holders of at least 70% of the shares of preferred

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock voting as one class, and other events require approval of the holders of at least 70% of the shares of Series C preferred stock. The Series B and C preferred stockholders had a liquidation preference senior to the Series A-1 and Series A-2 preferred stockholders.

8.	Initial Public Offering

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

9.	Stock-Based Compensation

2007 Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan, or ESPP, became effective in October 2007 in conjunction with the Company’s initial public offering, and authorizes, as of December 31, 2008, the issuance of 1,458,902 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. Generally, all regular employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. During the year ended December 31, 2008, 88,996 shares of common stock were purchased under the ESPP at a weighted average purchase price of $8.57 per share. No shares were purchased during the year ended December 31, 2007.

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

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan, or 2007 Plan, became effective in October 2007 in conjunction with the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. The aggregate number of shares of common stock that may be issued, as of December 31, 2008, pursuant to stock awards under the 2007 Plan is 5,423,738, plus any shares subject to outstanding stock awards granted under the 2002 Plan that expire or terminate for any reason prior to their exercise or settlement. The 2007 Plan also provides that grants of incentive and nonstatutory stock options cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant. New common shares are issued upon exercise of stock options.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the 2002 and 2007 Plans is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	per Share

Balance at January 1, 2006	401,187	$0.22
Granted	1,030,999	0.40
Exercised	(475,701)	0.27
Cancelled	(15,262)	0.25

Balance at December 31, 2006	941,223	0.39
Granted	929,447	4.31
Exercised	(612,943)	0.75
Cancelled	(40,303)	1.71

Balance at December 31, 2007	1,217,424	3.16
Granted	1,446,226	9.42
Exercised	(86,242)	1.18
Cancelled	(38,373)	9.44

Balance at December 31, 2008	2,539,035	$6.70

Options exercisable at December 31, 2006	134,368	$0.22

Options exercisable at December 31, 2007	259,423	$0.38

Options exercisable at December 31, 2008	799,850	$4.19

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average	Weighted-
Range of		Remaining	Exercise	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Price per	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life	Share	Value	Exercisable	Life	Price	Value

$0.18 — $0.20	44,689	5.05	$0.20	$421,047	44,481	5.04	$0.20	$419,085
$0.30	407,290	7.25	$0.30	3,795,947	262,772	7.24	$0.30	2,449,039
$1.25	403,952	8.13	$1.25	3,381,075	175,403	8.11	$1.25	1,468,122
$8.00 — $12.00	1,450,709	6.54	$9.20	993,772	283,228	6.68	$9.13	206,314
$12.33 — $17.75	232,395	7.13	$13.00	—	33,966	7.86	$13.38	—

	2,539,035	6.94	$6.70	$8,591,841	799,850	7.14	$4.19	$4,542,560

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $896,000, $2.8 million, and $84,000.

Under the Company’s stock option plans, as of December 31, 2008 a total of 3,979,585 shares of common stock are reserved for future grants to eligible employees, directors, and outside consultants.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

The Company estimates the grant date fair value of stock-based awards under the provisions of SFAS No. 123(R) using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.86%	4.46%	4.77%
Expected life (years)	5	5	5
Expected volatility	50.69%	63.72%	30.42%
Expected dividend yield	—	—	—

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

The stock-based compensation expense for the 2007 Plan, 2002 Plan and ESPP included in the consolidated statements of operations for the years ended December, 2008, 2007, and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cost of product	$207	$91	$—
Sales and marketing	979	430	30
Research and development	421	154	5
General and administrative	559	87	17

Stock-based compensation expense before income tax benefit	2,166	762	52
Income tax benefit	—	—	—

Total stock-based compensation expense, net of tax benefit	$2,166	$762	$52

As of December 31, 2008, 2007 and 2006 there was $7.0 million, $2.7 million and $93,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.6, 2.6 and 2.5 years, respectively.

The weighted-average fair values of the options granted during the years ended December 31, 2008, 2007, and 2006 were $4.43, $4.68, and $0.14.

Stock Options Exercised for Unvested Restricted Common Stock

Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. There were no early exercises of options during the year ended December 31, 2008, and for the year ended December 31, 2007 cash received for early exercise of options was $429,000.

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

A summary of activity for unvested restricted common stock is as follows:

Number of
Shares

Balance at January 1, 2006	—
Stock options exercised for unvested restricted shares	348,000

Balance at December 31, 2006	348,000
Stock options exercised for unvested restricted shares	475,000
Vested	(249,189)
Repurchased	(301,667)

Balance at December 31, 2007	272,144
Vested	(120,324)

Balance at December 31, 2008	151,820

10.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, conversion of convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the years ended December 31, 2008, 2007 and 2006, all potential common shares were determined to be anti-dilutive. Accordingly, diluted net loss per common share is equivalent to basic net loss per common share.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Net loss attributable to common stockholders	$(416)	$(7,829)	$(13,154)
Weighted-average common shares outstanding	30,682	10,547	4,158
Weighted-average unvested restricted common stock	(211)	(328)	(155)

Weighted-average common shares used to calculate basic and diluted net loss	30,471	10,219	4,003

Net loss per common share, basic and diluted	$(0.01)	$(0.77)	$(3.29)

The following outstanding options, unvested restricted common stock and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2008	2007	2006

Options to purchase common stock	2,539	1,217	941
Unvested restricted common stock	152	272	348
Convertible preferred stock (as converted)	—	—	18,939

11.	Defined Contribution Plan

The Company sponsors a voluntary defined contribution employee retirement plan, or 401(k) plan, for its U.S. employees. The 401(k) plan provides that each participant may contribute pre tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in their deferred salary contributions when contributed. Matching contributions by the Company are discretionary, and vest over a four year period. No matching contributions were made by the Company during the years ended December 31, 2008, 2007, and 2006.

12.	Income Taxes

The Company recorded no income tax expense or benefit for the years ended December 31, 2008, 2007 and 2006. A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	(3.4)%	3.4%	3.0%
Meals and entertainment	(21.4)%	—%	—%
Stock-based compensation expense	(65.4)%	(3.2)%	(0.3)%
Impact of change in deferred tax rates	(149.6)%	4.0%	—%
Impact of change in valuation allowance	194.8%	(37.6)%	(36.3)%
Tax exempt interest	6.0%	—%	—%
Other	5.0%	(0.6)%	(0.4)%

	—%	—%	—%

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has incurred NOLs since inception, but has not reflected any benefit of such NOL carryforwards in the accompanying consolidated financial statements. The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (in thousands):

	December 31,
	2008	2007

Current deferred tax assets (liabilities):
Asset allowances	$714	$371
Accrued compensation and benefits	422	300
Deferred revenue	573	—
Prepaid expenses	(199)	(155)
Accrued liabilities and other	154	143

	1,664	659
Long term deferred tax assets (liabilities):
Depreciation and amortization	(115)	174
Accrued stock-based compensation expense	507	12
Deferred revenue	370	319
NOL carryforward	12,654	14,727

	13,416	15,232

Total deferred tax assets	15,080	15,891
Valuation allowance	(15,080)	(15,891)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the history of losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the deferred tax assets as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the Company had federal tax NOL carryforwards of approximately $34.7 and $39.0 million, respectively, which will be available to offset earnings during the carryforward period. If not used, these carryforwards begin to expire in 2023. In addition, changes in ownership could put limitations on the availability of the NOL carryforwards. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, future changes in the Company’s ownership could place limitations on the availability of the NOL carryforwards.

On January 1, 2007, the Company implemented the provisions of FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of an income tax provision taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of initially applying FIN No. 48 is to be recognized as a change in accounting principle and any adjustment is generally reflected as an adjustment to the balance of retained earnings as of the beginning of the period in which FIN No. 48 is adopted. There was no impact of adopting FIN No. 48. For purposes of FIN No. 48, the Company recognizes interest and penalties related to uncertain tax provisions as part of its

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes. The Company currently has no reserve for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2002 to 2007 due to the NOL carryforwards from those years.

13.	Commitments and Contingencies

Leases

In November 2006, the Company entered into a lease agreement related to its current corporate headquarters in Eden Prairie, Minnesota, and began to occupy the facility in March 2007. The lease is for approximately 56,000 square feet, has a term of 84 months, and includes a five-year renewal option.

Prior to the lease of its current corporate headquarters, the Company had a lease for office space in Eden Prairie, MN which was scheduled to expire in September 2010. This lease agreement included an early termination option, which the Company elected during 2006. The Company incurred a rent termination fee of approximately $100,000 related to this lease in 2007.

The Company also leases certain office equipment under operating leases which have varying terms and conditions.

Future minimum lease payments under these operating leases as of December 31, 2008 are as follows (in thousands):

Year Ended December 31,

2009	$922
2010	900
2011	926
2012	931
2013	947
Thereafter	159

$4,785

Rent expense related to these operating leases for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $955,000, and $396,000.

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

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable industry segment: the design, marketing, and technical support of enterprise-class network storage solutions. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance.

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

	Year Ended December 31,
	2008	2007	2006

Revenue
United States	$76,581	$45,498	$22,222
International	14,315	5,701	1,111

Total	$90,896	$51,199	$23,333

The Company did not hold any long-lived assets outside of the United States as of December 31, 2008 and 2007.

15.	Selected Quarterly Financial Data (Unaudited)

				Net Income
		Income	Net Income (Loss)	(Loss) per
		(Loss)	Attributable	Common
		from	to Common	Share, Basic
	Revenue	Operations	Stockholders	& Diluted
	(in thousands, except per share amounts)

2008
First Quarter	$18,313	$(2,488)	$(1,616)	$(0.05)
Second Quarter	21,012	(1,224)	(603)	(0.02)
Third Quarter	24,610	(168)	464	0.01
Fourth Quarter	26,961	698	1,339	0.04
2007
First Quarter	$8,861	$(2,353)	$(2,130)	$(0.51)
Second Quarter	12,078	(2,069)	(1,923)	(0.45)
Third Quarter	13,404	(2,082)	(1,994)	(0.45)
Fourth Quarter	16,856	(2,750)	(1,782)	(0.06)

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss per common share (basic and diluted) for each quarter is required to be computed independently. Accordingly, the sum of the quarterly net loss per common share (basic and diluted) calculation does not equal the total year net loss per common share (basic and diluted).

16.	Legal Matters

In April 2007, a channel partner filed a Demand for Arbitration with the American Arbitration Association, alleging contract and tort causes of action against the Company, trade secret misappropriation, breach of confidentiality, civil conspiracy, and promissory estoppel. The channel partner was seeking to recover $2.2 million in damages. Pursuant to the Commercial Arbitration Rules of the American Arbitration Association, the case was arbitrated in January 2008. In March 2008, a decision was rendered by the arbitrator, resulting in an immaterial settlement award payable by the Company to the channel partner. The settlement award is included in the Company’s operating results for the year ended December 31, 2008.

In May 2008, Crossroads Systems, Inc., or Crossroads, filed a lawsuit in U.S. District Court for the Western District of Texas, alleging patent infringement on its storage router and virtualization technologies, against the Company and nine other storage vendors. Crossroads was seeking to recover unspecified damages from the Company. In November 2008, the Company settled the matter out of court within the amounts previously accrued by us. The settlement is included in the Company’s operating results for the year ended December 31, 2008.

In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2008, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008, issued by Grant Thornton LLP, an independent registered public accounting firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Compellent’s directors, executive officers and corporate governance is incorporated by reference to the information set forth in Compellent’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of Compellent’s year ended December 31, 2008. For biographical information pertaining to our executive officers, refer to the “Executive Officers of the Registrant” section of Part 1, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to Compellent’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Cost, or		End of
Description	of Period	Expenses	Deductions	Period
	(in thousands)

Reserves deducted from asset to which it applies:
Year ended December 31, 2008
Accounts receivable allowance	$408	$261	$(15)	$654
Year ended December 31, 2007
Accounts receivable allowance	430	322	(344)	408
Year ended December 31, 2006
Accounts receivable allowance	310	120	—	430

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1
3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2
10.1	Amended and Restated Investor Rights Agreement, dated September 22, 2006, between Compellent and certain of its stockholders.	S-1	07/02/07	10.1
10.2	Form of Indemnity Agreement for directors and officers.*	S-1/A	09/11/07	10.2
10.3	2002 Stock Option Plan, as amended.*	S-1	07/02/07	10.3
10.4	Form of Option Agreement under 2002 Stock Option Plan.*	S-1	07/02/07	10.4
10.5	2007 Equity Incentive Plan.*	S-1/A	09/21/07	10.5
10.6	Form of Option Grant Notice and Option Agreement under 2007 Equity Incentive Plan.*	S-1/A	09/21/07	10.6
10.7	2007 Employee Stock Purchase Plan.*	S-1/A	09/21/07	10.7
10.8	Employment Agreement, by and between Compellent Technologies, Inc. and Philip E. Soran, dated June 16, 2008.*	8-K	06/18/08	10.9
10.9	Employment Agreement, by and between Compellent Technologies, Inc. and John P. Guider, dated June 16, 2008.*	8-K	06/18/08	10.10

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.10		Employment Agreement, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated June 16, 2008.*	8-K	06/18/08	10.11
10.11		Employment Agreement, by and between Compellent Technologies, Inc. and John R. Judd, dated June 16, 2008.*	8-K	06/18/08	10.13
10.12		Employment Agreement, by and between Compellent Technologies, Inc. and Brian P. Bell, dated June 16, 2008.*	10-Q	08/11/08	10.20
10	.13(i)	2008 Management Incentive Plan.*	8-K	02/19/08	10.18
10	.13(ii)	2009 Management Incentive Plan.*	8-K	02/17/09	10.21
10	.14(i)	2008 Non-Employee Director Compensation Policy.*	10-K	03/27/08	10.19
10	.14(ii)	2009 Non-Employee Director Compensation Policy.*				X
10.15		Lease Agreement, by and between Compellent and Liberty Property Limited Partnership, dated November 15, 2006, as amended.	S-1	07/02/07	10.14
21.1		Subsidiaries of Compellent Technologies, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
24.1		Power of Attorney (included on the signature pages hereto).				X
31.1		Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2		Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1		Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

*	Management contract or compensation plan or arrangement.

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Philip E. Soran Philip E. Soran	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ John R. Judd John R. Judd	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2009

/s/ John P. Guider John P. Guider	Chief Operating Officer and Director	March 16, 2009

/s/ Charles Beeler Charles Beeler	Director	March 16, 2009

/s/ Neel Sarkar Neel Sarkar	Director	March 16, 2009

/s/ R. David Spreng R. David Spreng	Director	March 16, 2009

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	March 16, 2009

/s/ Duston M. Williams Duston M. Williams	Director	March 16, 2009