Form 10-Q
period 2009-03-31
COMPELLENT TECHNOLOGIES INC
filed 2009-05-08
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-33685

COMPELLENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-1434895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7625 Smetana Lane
Eden Prairie, Minnesota 55344
(952) 294-3300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     As of April 30, 2009, 30,802,630 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands, except share and
	per share amounts)
Assets
Current assets
Cash and cash equivalents	$45,513	$51,989
Short-term investments	29,891	29,146
Accounts receivable, net	20,697	19,167
Inventories, net	3,214	3,564
Other current assets	2,343	1,592

Total current assets	101,658	105,458

Long-term investments	27,965	19,153

Property and equipment, net	3,985	3,446

Total assets	$133,608	$128,057

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,173	$2,885
Accrued compensation	4,122	4,834
Accrued liabilities	1,293	1,480
Deferred revenue	17,796	15,128

Total current liabilities	27,384	24,327

Deferred revenue, net of current portion	6,393	5,464
Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,800,023 and 30,768,706 shares issued and outstanding as of March 31, 2009 and December 31, 2008	31	31
Additional paid in capital	148,853	147,974
Accumulated deficit	(48,841)	(49,855)
Accumulated other comprehensive (loss) income	(212)	116

Total stockholders’ equity	99,831	98,266

Total liabilities and stockholders’ equity	$133,608	$128,057

See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands, except
	per share amounts)
Revenues
Product	$21,289	$14,876
Support and services	6,784	3,437

Total revenues	28,073	18,313

Cost of revenues
Cost of product	10,827	7,347
Cost of support and services	2,424	1,408

Total cost of revenues	13,251	8,755

Gross profit	14,822	9,558

Operating expenses
Sales and marketing	9,819	7,953
Research and development	2,810	2,348
General and administrative	1,400	1,745

Total operating expenses	14,029	12,046

Income (loss) from operations	793	(2,488)

Interest income	496	872

Income (loss) before taxes	1,289	(1,616)

Income tax expense	275	—

Net income (loss)	$1,014	$(1,616)

Net income (loss) per weighted average share, basic	$0.03	$(0.05)

Weighted average shares, basic	30,647	30,344

Net income (loss) per weighted average share, diluted	$0.03	$(0.05)

Weighted average shares, diluted	32,662	30,344
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$1,014	$(1,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	494	296
Stock-based compensation expense	788	453
Changes in operating assets and liabilities:
Accounts receivable	(1,530)	(584)
Inventories	350	(35)
Other current assets	(752)	(245)
Accounts payable	1,288	(794)
Accrued compensation and liabilities	(875)	384
Deferred revenues	3,598	2,002

Net cash provided by (used in) operating activities	4,375	(139)

Investing activities
Purchase of property and equipment	(1,033)	(594)
Purchase of investments	(30,325)	(27,624)
Proceeds from sales and maturities of investments	20,445	22,450

Net cash used in investing activities	(10,913)	(5,768)

Financing activities
Proceeds from exercise of stock options	62	5

Net decrease in cash and cash equivalents	(6,476)	(5,902)

Cash and cash equivalents, beginning of period	51,989	82,382

Cash and cash equivalents, end of period	$45,513	$76,480

Supplemental non-cash disclosure:
Vesting of restricted common stock	$29	$32
Unrealized (loss) gain on available-for-sale investments	$(323)	$68
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description and Summary of Significant Accounting Policies
Business Description
     Compellent Technologies, Inc., (“Compellent” or “Company”), develops, markets and services enterprise-class network storage solutions, which include software and hardware. The Company was incorporated in March 2002 and the first revenue was recognized in 2004. The Company sells their products through an all-channel assisted sales model. Corporate headquarters are in Eden Prairie, Minnesota, and the Company has channel partners and end users located in the United States and in certain international markets.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted, pursuant to the rules and regulations of the Securities Exchange Commission (SEC). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 16, 2009.
Revenue Recognition
     The Company applies the provisions of AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition to its combined software and hardware product sales. The Company recognizes product revenue when:
•	Persuasive Evidence of an Arrangement Exists. The Company determines that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.

•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment as title transfers to the end user, with the channel partner acting as a broker. Products shipped with acceptance criteria are not recognized as revenue until all conditional criteria are satisfied.

•	The Fee is Fixed or Determinable. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.

•	Collectability is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectability is probable based upon its review process, revenue is recognized upon cash receipt.
     The Company uses channel partners, who act as brokers, to sell its products channel partner. Revenue under channel partners arrangements is not recognized until shipment occurs to the end user, the fee is fixed and determinable, collectability is probable and supported, and there is evidence of a third-party end user sale, generally in the form of a purchase order from the end user to the channel partner. Revenue is the price the Company charges the channel partner. The Company maintains contractual arrangements with its channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment to the end user. In circumstances where the Company sells directly to an end user, the Company’s revenue is the price the Company charges the end user and revenue is recognized upon shipment to the end user.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A sale is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and in certain cases services. The Company’s determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to all undelivered elements of a contract. VSOE is evaluated and determined by the Company based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with SOP No. 97-2, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, the Company recognizes revenue in accordance with Emerging Issues Task Force, or ETIF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The Company has determined that it has objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.
     Product revenue consists of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. The Company also derives a portion of its product revenue from software and hardware upgrades, which generally includes new software applications and additional hardware components.
     In accordance with EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented In the Income Statement (That Is, Gross Versus Net Presentation), taxes are presented on a net basis. Revenue from shipping and handling is included in product revenue and its related cost is included in cost of product revenue.
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
2. Fair Value Measurements
     Our available-for-sale investments are subject to fair value in accordance with Standards of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	March 31,
Description	2009	Level 1 (1)	Level 2 (2)	Level 3 (3)

Available-for-sale securities:
Corporate debt securities (4)	$23,749	$18,222	$5,527	$—
Variable rate demand notes (4)	7,291	—	7,291	—
U.S. agency securities (4)	20,571	—	20,571	—
Certificates of deposit (4)	4,694	—	4,694	—
Municipal bond (4)	1,551	—	1,551	—
Money market funds (5)	21,846	21,846	—	—

Total available-for-sale securities	$79,702	$40,068	$39,634	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31,
Description	2008	Level 1 (1)	Level 2 (2)	Level 3 (3)

Available-for-sale securities:
Corporate debt securities (4)	$12,934	$11,363	$1,571	$—
Variable rate demand notes (4)	7,291	—	7,291	—
U.S. agency securities (4)	23,612	—	23,612	—
Certificates of deposit (4)	4,462	—	4,462	—
Money market funds (5)	31,347	31,347	—	—

Total available-for-sale securities	$79,646	$42,710	$36,936	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term investments on the condensed consolidated balance sheets.

(5)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
     Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are typically classified as long-term securities. However, the Company’s portfolio includes variable rate demand notes that have stated maturities beyond 12 months, but are priced and traded as short-term instruments due to the liquidity provided through the interest reset mechanism of 7 to 35 days. Any unrealized holding gains or losses on these investments are reported in other comprehensive income or loss, a component of stockholders’ equity, until realized.
3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Component materials	$311	$280
Finished systems	2,903	3,284

Total	$3,214	$3,564

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Computer equipment	$754	$698
Office furniture and equipment	6,585	5,632
Computer software	733	710
Leasehold improvements	1,065	1,065

	9,137	8,105
Accumulated depreciation and amortization	(5,152)	(4,659)

Total	$3,985	$3,446

5. Comprehensive Income/(Loss)
     During the three months ended March 31, 2009, total comprehensive income amounted to $687,000. During the three months ended March 31, 2008, total comprehensive loss amounted to $1.5 million. The components of the Company’s comprehensive income/(loss) are net income/(loss), foreign currency translation adjustments, and the change in the fair market value of our investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income/(loss).
6. Stock-Based Compensation
Description of Plans
     The 2007 Equity Incentive Plan, or 2007 Plan, became effective in October 2007 in conjunction with the Company’s initial public offering. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. The 2007 Plan also provides that grants of incentive and non-statutory stock options cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant.
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
     The 2007 Employee Stock Purchase Plan, or ESPP, enables employees, including executive officers, to contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
     A summary of stock-based compensation expense that the Company recorded in accordance with SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R) for stock options, restricted stock awards and shares to be purchased under our ESPP for the periods shown is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of product	$14	$34
Cost of support and services	63	—
Sales and marketing	349	192
Research and development	146	88
General and administrative	216	139

Effect on income (loss) before taxes	$788	$453

Effect on basic and diluted earnings per share	$0.03	$0.01
     As of March 31, 2009 and December 31, 2008 there was $11.2 million and $7.0 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 and 2.6 years, respectively.
     The weighted average fair value of the options granted was $6.03 and $4.10 during the three months ended March 31, 2009 and 2008.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. There were no early exercises of options during the year ended December 31, 2008 and for the three months ended March 31, 2009.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance outstanding at December 31, 2008	151,820

Vested	(29,580)

Balance outstanding at March 31, 2009	122,240

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Income Taxes
     The Company incurred tax expenses of $275,000, consisting of $142,000 for U.S. federal alternative minimum income tax expense, $127,000 for state income tax expense, and $6,000 for foreign income taxes during the first three months ended March 31, 2009 compared to no tax expense recognized during the first three months ended March 31, 2008. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at March 31, 2009 and December 31, 2008.
     In accordance with the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, the Company currently has no reserve for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2002 to 2007 due to the NOL carryforwards from those years.
8. Net Income (Loss) Per Common Share
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$1,014	$(1,616)

Shares used in computing net income (loss) per share, basic	30,647	30,344

Dilutive effect of stock options and unvested restricted common stock	2,015	—

Shares used in computing net income (loss) per share, diluted	32,662	30,344

Net income (loss) per common share, basic and diluted	$0.03	$(0.05)
     Potential common shares of 1.0 million related to the Company’s outstanding stock options were excluded from the computation of diluted net income per share for the three months ended March 31, 2009 as inclusion of these shares would be anti-dilutive. All potential common stock equivalents for the three months ended March 31, 2008 were excluded from the computation of diluted net loss per share as inclusion of these shares would be anti-dilutive.
9. Commitments and Contingencies
Indemnification Obligations
     The Company has agreements with its channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements. As permitted under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its executive officers, directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at its request in such capacity. These indemnification obligations are valid as long as the executive officer, director or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates its exposure and generally enables the Company to recover a portion of any future amounts paid.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license against us and 14 other storage vendors. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We believe the claim in this lawsuit is without merit and we intend to defend ourselves vigorously.
     In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
10. Segment and Geographic Information
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

	Three Months Ended
	March 31,
	2009	2008
Revenues
United States	$23,647	$15,439
International	4,426	2,874

Total	$28,073	$18,313

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
     In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of March 31, 2009, Storage Center was being utilized by over 1,375 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.
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

Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2009. There has been no material changes in our critical accounting policies during the three months ended March 31, 2009.
     The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(unaudited)
Revenues
Product	$21,289	$14,876	$6,413	43.1%
Support and services	6,784	3,437	3,347	97.4

Total revenues	28,073	18,313	9,760	53.3

Cost of revenues
Cost of product	10,827	7,347	3,480	47.4
Cost of support and services	2,424	1,408	1,016	72.2

Total cost of revenues	13,251	8,755	4,496	51.4

Gross profit	14,822	9,558	5,264	55.1

Operating expenses
Sales and marketing	9,819	7,953	1,866	23.5
Research and development	2,810	2,348	462	19.7
General and administrative	1,400	1,745	(345)	(19.8)

Total operating expenses	14,029	12,046	1,983	16.5

Income (loss) from operations	793	(2,488)	3,281	131.9

Interest income	496	872	(376)	(43.1)

Income (loss) before taxes	1,289	(1,616)	2,905	179.8

Income tax expense	275	—	275	—

Net income (loss)	$1,014	$(1,616)	$2,630	162.7%

Comparison of Three Months Ended March 31, 2009 and 2008
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Revenues
Product	$21,289	75.8%	$14,876	81.2%	$6,413	43.1%
Support and services	6,784	24.2	3,437	18.8	3,347	97.4

Total revenues	$28,073	100.0%	$18,313	100.0%	$9,760	53.3%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 39% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of approximately 100 channel partners, an increase in sales and marketing headcount to 179 people from 132 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,376 as of March 31, 2009 from 829 as of March 31, 2008.
     Product Support and Services Revenue. Product support revenue increased 99% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 86% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows were as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
Cost of revenues
Cost of product	$10,827	50.9%	$7,347	49.4%	$3,480	47.4%
Cost of support and services	2,424	35.7	1,408	41.0	1,016	72.2

Total cost of revenues	$13,251	47.2%	$8,755	47.8%	$4,496	51.4%

Gross margin		52.8%		52.2%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Support and Services Revenue. Cost of support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $442,000 related to growth in our customer service and technical support headcount to 47 people from 30 people, increased hardware service fees of $306,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $62,000 increase in support and services related travel.

     Gross Margin. Gross margin increased due to the growth in revenues outpacing the growth in cost of revenues as discussed above.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Operating expenses
Sales and marketing	$9,819	35.0%	$7,953	43.4%	$1,866	23.5%
Research and development	2,810	10.0	2,348	12.8	462	19.7
General and administrative	1,400	5.0	1,745	9.5	(345)	(19.8)

Total operating expenses	$14,029	50.0%	$12,046	65.8%	$1,983	16.5%

     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 179 people from 132 people, resulting in a $1.0 million increase in salaries, employee benefits, commissions and stock-based compensation expense, an increase in marketing expense of $543,000 related to partner programs, trade shows and other promotional activities, and a $221,000 increase in channel partner referral fees due to increased third-party selling activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 61 people from 51 people, resulting in a $310,000 increase in salaries, employee benefits and stock-based compensation expense and an increase of $119,000 in facilities related and depreciation costs.
     General and Administrative Expense. General and administrative expense decreased primarily due to a decrease in professional fees of $484,000 for outside legal and consulting services spent in 2008 pertaining primarily to public company reporting and compliance requirements in 2008 as we completed an initial public offering in October 2007, offset by an increase in finance, information technology, and human resource staff headcount to 19 people from 14 people resulting in a $78,000 increase in salaries, employee benefits and stock-based compensation expense.
Interest Income

	Three Months Ended March 31,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Interest income	$496	1.8%	$872	4.8%	$(376)	(43.1)%
     Interest Income. Interest income decreased by $376,000 due to lower interest rates partially offset by interest income on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense of $275,000 for the three months ended March 31, 2009 consisted of $142,000 for U.S. federal alternative minimum income tax expense, $127,000 for state income tax expense, and $6,000 for foreign income taxes compared to no tax expense recognized during the first three months ended March 31, 2008. We have incurred net operating losses since inception, but have not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources
     Our cash and cash equivalents and investments available to fund operations were $103.4 million and $100.3 million at March 31, 2009 and December 31, 2008, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.
Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Net cash provided by (used in) operating activities	$4,375	$(139)

Net cash used in investing activities	(10,913)	(5,768)

Net cash provided by financing activities	62	5

Net decrease in cash and cash equivalents	$(6,476)	$(5,902)

Operating Activities
     Cash provided by operating activities was $4.4 million for the three months ended March 31, 2009. We reported net income of $1.0 million, which included non-cash charges consisting of $494,000 in depreciation and amortization expenses and $788,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included an increase in accounts payable of $1.3 million and an increase in deferred revenue of $3.6 million, offset by an increase in accounts receivable of $1.5 million. The increase in accounts payable is primarily due to the timing of inventory purchases and corresponding payments during the quarter. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations.
     Cash used in operating activities was $139,000 for the three months ended March 31, 2008. We incurred a net loss of $1.6 million, which included non-cash charges consisting of $296,000 in depreciation and amortization expenses and $453,000 in stock-based compensation expense related to employees. Other uses of cash in operating activities included a decrease in accounts payable of $794,000 and an increase in accounts receivable of $584,000, offset by an increase in deferred revenue of $2.0 million. The decrease in accounts payable is primarily due to the timing of inventory purchases and corresponding payments during the quarter. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement.
Investing Activities
     Cash used in investing activities was $10.9 million for the three months ended March 31, 2009, consisting of $1.0 million for the purchase of property and equipment and $30.3 million for the purchase of investments, partially offset by the maturities of investments of $20.4 million.
     Cash used in investing activities was $5.8 million for the three months ended March 31, 2008, consisting of $594,000 for the purchase of property and equipment and $27.6 million for the purchase of investments, partially offset by the sales and maturities of investments of $22.5 million.

Financing Activities
     Cash provided by and used in financing activities for the three months ended March 31, 2009 and 2008 was immaterial.
Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to invest in capital equipment. For the remainder of 2009, capital expenditures are expected to be $2.5 to $3.5 million, primarily for product development. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, other than scheduled payments through March 31, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our contractual obligations.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to market risk has not changed materially since December 31, 2008. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A, Quantitative and Qualitative Disclosure About Market Risk, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license against us and 14 other storage vendors. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We believe the claim in this lawsuit is without merit and we intend to defend ourselves vigorously.
     In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
     We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business
Unfavorable economic and market conditions and a lessening demand in the information technology market could adversely affect our operating results.
     Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology, or IT, market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management caused by weak and/or deteriorating economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions, inability of customers to obtain credit to finance purchases of our products and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. If the storage and data management markets grow more slowly than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not achieved profitability on an annual basis since inception. We have only achieved profitability on a quarterly basis for the three months ended September 30, 2008, December 31, 2008 and March 31, 2009. We incurred net income for the three months ended March 31, 2009 of $1.0 million and as of March 31, 2009 our accumulated deficit was $48.8 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach annual profitability or sustain quarterly profitability.

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
     A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, such as 3Par, Inc., Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and NetApp, Inc., and Xiotech Corporation. Some of our competitors, including Dell, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenue and reduced gross margins.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $90.9 million in 2008, and revenue was $28.1 million for the three months ended March 31, 2009. We may not experience growth rates in future periods to the same degree as in past periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve annual profitability or sustain quarterly profitability and our stock price could decline.

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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenue from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. Our reseller agreements with our channel partners do not prohibit them from offering competitive products or services. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenue and we may continue to incur annual net losses.

     We receive a substantial portion of our revenue from a limited number of channel partners. For the three months ended March 31, 2009, our top ten channel partners accounted for 24% of our revenue. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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
     Historically, we have conducted little business internationally. We have two international offices and revenue from international sales was 16% of total revenue for the three months ended March 31, 2009. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. In January 2009, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     We expect that companies in the storage market will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our channel partners and end users could also become the target of litigation relating to patent and other intellectual property rights of others. This could trigger technical support and indemnification obligations in our licenses and maintenance agreements. These obligations could results in substantial expenses, including the payment by us of costs and damages.
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
     As of April 30, 2009, our directors and executive officers and their affiliates beneficially own approximately 42.5% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of March 31, 2009, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	2009 Management Incentive Plan.	8-K	02/17/09	10.21

10.2	2009 Non-Employee Director Compensation Policy.	10-K	03/16/09	10.14(ii)

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2009

Compellent Technologies, Inc.
/s/ John. R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	2009 Management Incentive Plan.	8-K	02/17/09	10.21

10.2	2009 Non-Employee Director Compensation Policy.	10-K	03/16/09	10.14(ii)

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.