Form 10-Q
period 2009-06-30
COMPELLENT TECHNOLOGIES INC
filed 2009-08-07
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, 30,881,720 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	See Note
	(in thousands, except share and
	per share amounts)
Assets
Current assets
Cash and cash equivalents	$33,142	$51,989
Short-term investments	32,757	29,146
Accounts receivable, net	29,449	19,167
Inventories, net	3,497	3,564
Other current assets	2,793	1,592

Total current assets	101,638	105,458

Long-term investments	38,743	19,153

Property and equipment, net	4,227	3,446

Total assets	$144,608	$128,057

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,255	$2,885
Accrued compensation	4,176	4,834
Accrued liabilities	1,185	1,480
Deferred revenue	20,108	15,128

Total current liabilities	33,724	24,327

Deferred revenue, net of current portion	8,509	5,464
Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,879,688 and 30,768,706 shares issued and outstanding as of June 30, 2009 and December 31, 2008	31	31
Additional paid in capital	150,740	147,974
Accumulated deficit	(48,595)	(49,855)
Accumulated other comprehensive income	199	116

Total stockholders’ equity	102,375	98,266

Total liabilities and stockholders’ equity	$144,608	$128,057

Note: Information derived from the Company’s audited consolidated financial statements for the year ended December 31, 2008.
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Revenues
Product	$20,288	$17,039	$41,577	$31,915
Support and services	8,428	3,973	15,212	7,410

Total revenues	28,716	21,012	56,789	39,325

Cost of revenues
Cost of product	10,306	8,031	21,132	15,378
Cost of support and services	2,983	1,606	5,407	3,014

Total cost of revenues	13,289	9,637	26,539	18,392

Gross profit	15,427	11,375	30,250	20,933

Operating expenses
Sales and marketing	10,846	8,829	20,666	16,782
Research and development	3,074	2,311	5,884	4,659
General and administrative	1,550	1,459	2,950	3,204

Total operating expenses	15,470	12,599	29,500	24,645

Income (loss) from operations	(43)	(1,224)	750	(3,712)

Interest income	419	621	915	1,493

Income (loss) before taxes	376	(603)	1,665	(2,219)

Income tax expense	(129)	—	(405)	—

Net income (loss)	$247	$(603)	$1,260	$(2,219)

Net income (loss) per weighted average share, basic	$0.01	$(0.02)	$0.04	$(0.07)

Weighted average shares, basic	30,729	30,434	30,688	30,389

Net income (loss) per weighted average share, diluted	$0.01	$(0.02)	$0.04	$(0.07)

Weighted average shares, diluted	32,840	30,434	32,634	30,389
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$1,260	$(2,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076	700
Stock-based compensation expense	2,075	990
Changes in operating assets and liabilities:
Accounts receivable, net	(10,282)	(5,711)
Inventories, net	67	(1,183)
Other current assets	(1,201)	33
Accounts payable	5,370	889
Accrued compensation and liabilities	(908)	1,322
Deferred revenue	8,025	5,040

Net cash provided by (used in) operating activities	5,482	(139)

Investing activities
Purchase of property and equipment	(1,857)	(1,227)
Purchase of investments	(54,119)	(50,675)
Proceeds from sales and maturities of investments	31,014	26,150

Net cash used in investing activities	(24,962)	(25,752)

Financing activities
Proceeds from issuance of common stock	633	535

Net decrease in cash and cash equivalents	(18,847)	(25,356)

Cash and cash equivalents, beginning of period	51,989	82,382

Cash and cash equivalents, end of period	$33,142	$57,026

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$443	$—

Supplemental non-cash disclosure:
Vesting of restricted common stock	$58	$61
Unrealized gain (loss) on available-for-sale investments	$96	$(23)
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description and Summary of Significant Accounting Policies
Business Description
     Compellent Technologies, Inc., (“Compellent” or “Company”), develops, markets and services enterprise-class network storage solutions, which include software and hardware. The Company was incorporated in March 2002 and sells their products through an all-channel assisted sales model. Corporate headquarters are in Eden Prairie, Minnesota, and the Company has channel partners and end users located in the United States and in certain international markets.
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted, pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 16, 2009.
Revenue Recognition
     The Company applies the provisions of AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP No. 97-2, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition to its combined software and hardware product sales. The Company recognizes product revenue when:
•	Persuasive Evidence of an Arrangement Exists. The Company determines that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.
•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment when title has transferred. Products shipped with acceptance criteria are not recognized as revenue until all conditional criteria are satisfied.
•	The Fee is Fixed or Determinable. Fees are considered to be fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.
•	Collectability is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectability is probable based upon its review process, revenue is recognized upon cash receipt.
     The Company uses channel partners, who act as brokers, to sell its products. Revenue under channel partners arrangements is not recognized until delivery occurs, the fee is fixed and determinable, collectability is probable and supported, and an end user has been identified. The Company maintains contractual arrangements with its channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment. In circumstances where the Company sells directly to an end user, the Company’s revenue is the price the Company charges the end user and revenue is recognized upon delivery to the end user.

     A sale is typically a multiple element arrangement including software, hardware, software maintenance, hardware maintenance and, in certain cases, services. The Company’s determination of fair value of each element in these multiple element arrangements is based on vendor-specific objective evidence, or VSOE. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to all undelivered elements of a contract. VSOE is evaluated and determined by the Company based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method in accordance with SOP No. 97-2, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, the Company recognizes revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. The Company has determined that it has objective and reliable evidence of fair value, in accordance with EITF No. 00-21, to allocate revenue separately to hardware and hardware maintenance.
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
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, which establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operation.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification ™ (or the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact of the adoption of SFAS No. 168 and does not expect there to be an impact on the Company’s financial condition or results of operation.

2. Investments
Fair Value Measurements
     The Company’s available-for-sale investments are subject to fair value in accordance with SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	June 30,
Description	2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Available-for-sale investments:
Corporate debt securities (4)	$30,134	$25,469	$4,665	$—
Variable rate demand notes (4)	7,291	—	7,291	—
U.S. agency securities (4)	25,071	—	25,071	—
Municipal bonds (4)	2,554	—	2,554	—
Certificates of deposit (5)	7,350	—	7,350	—
Money market funds (6)	25,014	25,014	—	—

Total	$97,414	$50,483	$46,931	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31,
Description	2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
Available-for-sale investments:
Corporate debt securities (4)	$12,934	$11,363	$1,571	$—
Variable rate demand notes (4)	7,291	—	7,291	—
U.S. agency securities (4)	23,612	—	23,612	—
Certificates of deposit (5)	7,406	—	7,406	—
Money market funds (6)	36,496	36,496	—	—

Total	$87,739	$47,859	$39,880	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in both short-term and long-term investments on the condensed consolidated balance sheets.

(5)	Included in both cash and cash equivalents, short-term and long-term investments on the condensed consolidated balance sheets.

(6)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
     Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments or cash equivalents. Investments with remaining effective maturities of more than 12 months from the balance sheet date are typically classified as long-term investments. However, the Company’s portfolio includes variable rate demand notes that have stated maturities beyond 12 months, but are priced and traded as short-term instruments due to the liquidity provided through the interest reset mechanism of 7 to 35 days. Any unrealized holding gains or losses on these investments are reported in other comprehensive income or loss, a component of stockholders’ equity, until realized.

Investments
     The amortized cost, gross unrealized gains and losses, fair values and contractual maturities of available-for-sale investments consist of the following (in thousands):

			Gross Unrealized
	Contractual Maturities	Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 3 years	$29,929	$223	$(18)	$30,134
Variable rate demand notes	Less than 12 months	7,291	—	—	7,291
U.S. agency securities	Less than 3 years	25,046	30	(5)	25,071
Municipal bonds	Less than 2 years	2,556	—	(2)	2,554
Certificates of deposit	Less than 12 months	7,351	—	(1)	7,350
Money market funds	Less than 12 months	25,014	—	—	25,014

Total		$97,187	$253	$(26)	$97,414

     Sales and maturities of available-for-sale securities for the six months ended June 30, 2009 resulted in $12,000 realized gains and no realized losses.
     Unrealized gains and losses on securities have not been recognized in the income statement because the Company has the intent and ability to hold for the foreseeable future, and the decline in fair value is deemed to be temporary. The unrealized gains and losses are reflected in other comprehensive income.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Component materials	$450	$280
Finished systems	3,047	3,284

Total	$3,497	$3,564

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Computer equipment	$888	$698
Office furniture and equipment	7,181	5,632
Computer software	820	710
Leasehold improvements	1,038	1,065

	9,927	8,105
Accumulated depreciation and amortization	(5,700)	(4,659)

Total	$4,227	$3,446

5. Comprehensive Income/(Loss)
     During the three and six months ended June 30, 2009, total comprehensive income amounted to $658,000 and $1.3 million. During the three and six months ended June 30, 2008, total comprehensive loss amounted to $694,000 and $2.2 million. The components of the Company’s comprehensive income/(loss) are net income/(loss), foreign currency translation adjustments, and the change in the fair market value of investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity and included in comprehensive income/(loss).

6. Stock-Based Compensation
Stock-Based Compensation Expense
     A summary of stock-based compensation expense that the Company recorded in accordance with SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R) for stock options and shares purchased under the Company’s employee stock purchase plan for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product	$12	$53	$26	$87
Cost of support and services	75	—	138	—
Sales and marketing	544	243	893	435
Research and development	267	106	413	194
General and administrative	389	135	605	274

Effect on income (loss) before taxes	$1,287	$537	$2,075	$990

Effect on basic and diluted earnings (loss) per share	$0.04	$0.02	$0.06	$0.03
     As of June 30, 2009, there was $10.3 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame on the same terms as the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. In accordance with SFAS No. 123(R), the cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. There were no early exercises of options during the year ended December 31, 2008 or during the six months ended June 30, 2009.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance outstanding at December 31, 2008	151,820

Vested	(59,160)

Balance outstanding at June 30, 2009	92,660

7. Income Taxes
     The Company incurred tax expenses of $129,000, consisting of $18,000 for U.S. federal alternative minimum income tax expense, $109,000 for state income tax expense, and $2,000 for foreign income taxes during the three months ended June 30, 2009 compared to no tax expense recognized during the three months ended June 30, 2008. The Company incurred tax expenses of $405,000, consisting of $160,000 for U.S. federal alternative minimum income tax expense, $238,000 for state income tax expense, and $7,000 for foreign income taxes during the six months ended June 30, 2009 compared to no tax expense recognized during the six months ended June 30, 2008. The Company has incurred annual net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at June 30, 2009 and December 31, 2008.
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
8. Net Income (Loss) Per Common Share
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$247	$(603)	$1,260	$(2,219)

Shares used in computing net income (loss) per share, basic	30,729	30,434	30,688	30,389

Dilutive effect of stock options and unvested restricted common stock	2,111	—	1,946	—

Shares used in computing net income (loss) per share, diluted	32,840	30,434	32,634	30,389

Net income (loss) per common share, basic and diluted	$0.01	$(0.02)	$0.04	$(0.07)
     Potential common shares of 985,000 and 1.1 million related to the Company’s outstanding stock options were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2009, respectively, as inclusion of these shares would be anti-dilutive. All potential common stock equivalents for the three and six months ended June 30, 2008 were excluded from the computation of diluted net loss per share as inclusion of these shares would be anti-dilutive.
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
Legal Proceedings
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license against the Company and 14 other storage vendors. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from the Company and the other defendants. The Company believes the claim in this lawsuit is without merit and the Company intends to defend itself vigorously. The Company has filed an answer denying liability.
     In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2009, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
United States	$22,997	$17,809	$46,643	$33,248
International	5,719	3,203	10,146	6,077

Total	$28,716	$21,012	$56,789	$39,325

11. Subsequent Events
     The Company has evaluated all subsequent events through August 7, 2009, which represents the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 7, 2009, there were no subsequent events which required recognition or disclosure.
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

Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of June 30, 2009, Storage Center was being utilized by 1,491 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2009. There have been no material changes in our critical accounting policies during the six months ended June 30, 2009.
     The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(unaudited)				(unaudited)
Revenues
Product	$20,288	$17,039	$3,249	19.1%	$41,577	$31,915	$9,662	30.3%
Support and services	8,428	3,973	4,455	112.1	15,212	7,410	7,802	105.3

Total revenues	28,716	21,012	7,704	36.7	56,789	39,325	17,464	44.4

Cost of revenues
Cost of product	10,306	8,031	2,275	28.3	21,132	15,378	5,754	37.4
Cost of support and services	2,983	1,606	1,377	85.7	5,407	3,014	2,393	79.4

Total cost of revenues	13,289	9,637	3,652	37.9	26,539	18,392	8,147	44.3

Gross profit	15,427	11,375	4,052	35.6	30,250	20,933	9,317	44.5

Operating expenses
Sales and marketing	10,846	8,829	2,017	22.8	20,666	16,782	3,884	23.1
Research and development	3,074	2,311	763	33.0	5,884	4,659	1,225	26.3
General and administrative	1,550	1,459	91	6.2	2,950	3,204	(254)	(7.9)

Total operating expenses	15,470	12,599	2,871	22.8	29,500	24,645	4,855	19.7

Income (loss) from operations	(43)	(1,224)	1,181	96.5	750	(3,712)	4,462	120.0

Interest income	419	621	(202)	(32.5)	915	1,493	(578)	(38.7)

Income (loss) before taxes	376	(603)	979	162.4	1,665	(2,219)	3,884	175.0

Income tax expense	(129)	—	(129)	—	(405)	—	(405)	—

Net income (loss)	$247	$(603)	$850	141.0%	$1,260	$(2,219)	$3,479	156.8%

Comparison of Three Months Ended June 30, 2009 and 2008
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Revenues
Product	$20,288	70.7%	$17,039	81.1%	$3,249	19.1%
Support and services	8,428	29.3	3,973	18.9	4,455	112.1

Total revenues	$28,716	100.0%	$21,012	100.0%	$7,704	36.7%

     Product Revenue. Product revenue derived from system sales increased primarily due to a 9% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of 111 channel partners, an increase in sales and marketing headcount to 190 people from 146 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,491 as of June 30, 2009 from 972 as of June 30, 2008.
     Support and Services Revenue. Support revenue increased 113% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 105% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows were as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
Cost of revenues
Cost of product	$10,306	50.7%	$8,031	47.1%	$2,275	28.3%
Cost of support and services	2,983	35.4	1,606	40.4	1,377	85.7

Total cost of revenues	$13,289	46.3%	$9,637	45.9%	$3,652	37.9%

Gross margin		53.7%		54.1%
     Cost of Product Revenue. Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Support and Services Revenue. Cost of support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $497,000 related to growth in our customer service and technical support headcount to 50 people from 34 people and increased hardware service fees of $912,000 charged by our third-party hardware maintenance providers associated with the continuing growth of our installed base.
     Gross Margin. Gross margin decreased due to the growth in cost of revenues outpacing the growth in revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Operating expenses
Sales and marketing	$10,846	37.8%	$8,829	42.0%	$2,017	22.8%
Research and development	3,074	10.7	2,311	11.0	763	33.0
General and administrative	1,550	5.4	1,459	7.0	91	6.2

Total operating expenses	$15,470	53.9%	$12,599	60.0%	$2,871	22.8%

     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 190 people from 146 people, resulting in a $1.5 million increase in salaries, employee benefits, commissions and stock-based compensation expense, an increase in marketing expense of $378,000 related to partner programs, advertising campaigns and other promotional activities, and a $108,000 increase in channel partner referral fees due to increased third-party selling activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 68 people from 53 people, resulting in a $586,000 increase in salaries, employee benefits and stock-based compensation expense and an increase of $116,000 in depreciation costs.
     General and Administrative Expense. General and administrative expense increased primarily due to an increase in finance, information technology, and human resource staff headcount to 20 people from 15 people resulting in a $282,000 increase in salaries, employee benefits and stock-based compensation expense, offset by a decrease in professional fees of $237,000 for outside legal and consulting services and public company compliance fees.

Interest Income
     Interest Income. Interest income decreased by $202,000 due to lower interest rates partially offset by interest income on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense of $129,000 for the three months ended June 30, 2009 consisted of $18,000 for U.S. federal alternative minimum income tax expense, $109,000 for state income tax expense, and $2,000 for foreign income taxes compared to no tax expense recognized during the three months ended June 30, 2008. We have incurred net annual operating losses since inception, but have not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements.
Comparison of Six Months Ended June 30, 2009 and 2008
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Revenues
Product	$41,577	73.2%	$31,915	81.2%	$9,662	30.3%
Support and services	15,212	26.8	7,410	18.8	7,802	105.3

Total revenues	$56,789	100.0%	$39,325	100.0%	$17,464	44.4%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 24% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of 111 channel partners, an increase in sales and marketing headcount to 190 people from 146 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,491 as of June 30, 2009 from 972 as of June 30, 2008.
     Support and Services Revenue. Support revenue increased 107% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 95% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our sales and marketing efforts to grow services revenue.

Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
Cost of revenues
Cost of product	$21,132	50.8%	$15,378	48.2%	$5,754	37.4%
Cost of support and services	5,407	35.5	3,014	40.7	2,393	79.4

Total cost of revenues	$26,539	46.7%	$18,392	46.8%	$8,147	44.3%

Gross margin		53.3%		53.2%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Support and Services Revenue. Cost of support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $939,000 related to growth in our customer service and technical support headcount to 50 people from 34 people, increased hardware service fees of $1.3 million charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $83,000 increase in support and services related travel.
     Gross Margin. Gross margin increased due to the growth in revenues outpacing the growth in cost of revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Operating expenses
Sales and marketing	$20,666	36.4%	$16,782	42.7%	$3,884	23.1%
Research and development	5,884	10.4	4,659	11.8	1,225	26.3
General and administrative	2,950	5.2	3,204	8.2	(254)	(7.9)

Total operating expenses	$29,500	51.9%	$24,645	62.7%	$4,855	19.7%

     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 190 people from 146 people, resulting in a $2.6 million increase in salaries, employee benefits, commissions and stock-based compensation expense, an increase in marketing expense of $1.1 million related to partner programs, advertising campaigns and other promotional activities, and a $284,000 increase in channel partner referral fees due to increased third-party selling activities.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 68 people from 53 people, resulting in a $896,000 increase in salaries, employee benefits and stock-based compensation expense and an increase of $244,000 in facilities related and depreciation costs.
     General and Administrative Expense. General and administrative expense decreased primarily due to a decrease in professional fees of $636,000 for outside legal and consulting services spent in 2008 pertaining primarily to public company reporting and compliance requirements in 2008 as we completed an initial public offering in October 2007, offset by an increase in finance, information technology, and human resource staff headcount to 20 people from 15 people resulting in a $360,000 increase in salaries, employee benefits and stock-based compensation expense.

Interest Income
     Interest Income. Interest income decreased by $578,000 due to lower interest rates partially offset by interest income on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense of $405,000 for the six months ended June 30, 2009 consisted of $160,000 for U.S. federal alternative minimum income tax expense, $238,000 for state income tax expense, and $7,000 for foreign income taxes compared to no tax expense recognized during the six months ended June 30, 2008. We have incurred net annual operating losses since inception, but have not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements.
Liquidity and Capital Resources
     Our cash and cash equivalents and investments available to fund operations were $104.6 million and $100.3 million at June 30, 2009 and December 31, 2008, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested the cash proceeds in investment grade, interest bearing securities. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.
Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Net cash provided by (used in) operating activities	$5,482	$(139)

Net cash used in investing activities	(24,962)	(25,752)

Net cash provided by financing activities	633	535

Net decrease in cash and cash equivalents	$(18,847)	$(25,356)

Operating Activities
     Cash provided by operating activities was $5.5 million for the six months ended June 30, 2009. We reported net income of $1.3 million, which included non-cash charges consisting of $1.1 million in depreciation and amortization expenses and $2.1 million in stock-based compensation expense related to employees. Other cash generating operating activities included an increase in accounts payable of $5.4 million and an increase in deferred revenue of $8.0 million, offset by an increase in accounts receivable of $10.3 million. The increase in accounts payable is primarily due to the timing of inventory purchases and corresponding payments at the end of the quarter. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations.
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
Investing Activities
     Cash used in investing activities was $25.0 million for the six months ended June 30, 2009, consisting of $1.9 million for capital additions, which were primarily for computer lab equipment and $54.1 million for the purchase of investments, partially offset by the maturities of investments of $31.0 million.
     Cash used in investing activities was $25.8 million for the six months ended June 30, 2008, consisting of $1.2 million for capital additions, which were primarily for computer lab equipment and $50.7 million for the purchase of investments, partially offset by the sales and maturities of investments of $26.2 million.
Financing Activities
     Cash provided by financing activities for the six months ended June 30, 2009 and 2008 was due to stock option exercises and purchases of stock through our employee stock purchase plan.
Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to invest in capital equipment. For the remainder of 2009, capital expenditures are expected to be approximately $2.0 million, primarily for computer equipment to be used for product development. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, other than scheduled payments through June 30, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our contractual obligations.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Recent Accounting Pronouncements
     See Note 1 to the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license against us and 14 other storage vendors. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We believe the claim in this lawsuit is without merit and we intend to defend ourselves vigorously. We have filed an answer denying liability.
     In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology, or IT, market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management caused by weak and/or deteriorating economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions, inability of customers to obtain credit to finance purchases of our products and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. If the storage and data management markets grow slower than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not achieved profitability on an annual basis since inception. We have achieved profitability on a quarterly basis only for the three months ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009. We reported net income for the six months ended June 30, 2009 of $1.3 million and as of June 30, 2009 our accumulated deficit was $48.6 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including research and development, sales and marketing and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach annual profitability or sustain quarterly profitability.
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
We are dependent on a single product and the lack of continued market acceptance of Storage Center would result in lower revenue.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $90.9 million in 2008, and revenue was $56.8 million for the six months ended June 30, 2009. We may not experience growth rates in future periods to the same degree as in past periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve annual profitability or sustain quarterly profitability and our stock price could decline.
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
     We receive a substantial portion of our revenue from a limited number of channel partners. For the three and six months ended June 30, 2009, our top ten channel partners accounted for 34% and 29% of our revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, a portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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
     Historically, we have conducted little business internationally. We have two international offices and revenue from international sales was 20% and 18% of total revenue for both the three and six months ended June 30, 2009. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. In January 2009, we entered into a new marketing agreement with AMEX containing similar exclusive distribution rights as the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have three issued patents in the United States, one international patent and additional patents pending in the United States and in foreign countries. Even if the pending patent applications are granted, the rights granted to us under those applications and under our other issued patents may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
     The market price of our common stock and the securities of other technology companies has been and may continue to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
     In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may cause the market price of our common stock to decrease, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use options to purchase our common stock to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
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
     As of July 31, 2009, our directors and executive officers and their affiliates beneficially own approximately 43% of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•	the division of our board of directors into three classes;
•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;
•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;
•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;
•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting; and
•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $2.0 million. As of June 30, 2009, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders, held on May 21, 2009, the following proposals were adopted. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were 30,800,023 shares of common stock entitled to vote at the annual meeting and a total of 23,288,032 shares were represented at the annual meeting.
     1. The proposal to elect three (3) directors to serve for a three-year term until the 2012 Annual Meeting of Stockholders. The results of the voting were as follows:

Directors	For	Withheld
Neel Sarkar	23,086,366	201,666
R. David Spreng	22,345,097	942,935
Duston M. Williams	23,086,366	201,666
     Charles Beeler and John P. Guider will each continue to serve as directors until the 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Philip E. Soran and Sven A. Wehrwein will each continue to serve as directors until the 2011 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
     2. The proposal to ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2009. The results of the voting were as follows:

For	Against	Abstain
23,156,501	108,201	23,330

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
Dated: August 7, 2009

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