Form 10-Q
period 2009-09-30
COMPELLENT TECHNOLOGIES INC
filed 2009-10-28
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 26, 2009, 30,943,116 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	See Note
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$32,292	$51,989
Short-term investments	28,813	29,146
Accounts receivable, net	30,664	19,167
Inventories, net	4,155	3,564
Other current assets	3,088	1,592

Total current assets	99,012	105,458

Long-term investments	47,932	19,153

Property and equipment, net	4,648	3,446

Total assets	$151,592	$128,057

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,121	$2,885
Accrued compensation	5,352	4,834
Accrued liabilities	1,351	1,480
Deferred revenue	21,800	15,128

Total current liabilities	35,624	24,327

Deferred revenue, net of current portion	9,950	5,464
Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 30,941,059 and 30,768,706 shares issued and outstanding as of September 30, 2009 and December 31, 2008	31	31
Additional paid in capital	152,045	147,974
Accumulated deficit	(46,336)	(49,855)
Accumulated other comprehensive income	278	116

Total stockholders’ equity	106,018	98,266

Total liabilities and stockholders’ equity	$151,592	$128,057

Note: Information derived from the Company’s audited consolidated financial statements for the year ended December 31, 2008.
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues
Product	$22,987	$19,501	$64,564	$51,416
Support and services	9,225	5,109	24,437	12,519

Total revenues	32,212	24,610	89,001	63,935

Cost of revenues
Cost of product	10,957	9,338	32,089	24,716
Cost of support and services	2,825	2,064	8,232	5,078

Total cost of revenues	13,782	11,402	40,321	29,794

Gross profit	18,430	13,208	48,680	34,141

Operating expenses
Sales and marketing	11,386	9,041	32,052	25,823
Research and development	3,276	2,452	9,160	7,111
General and administrative	1,680	1,883	4,630	5,087

Total operating expenses	16,342	13,376	45,842	38,021

Operating income (loss)	2,088	(168)	2,838	(3,880)

Interest income	465	632	1,380	2,125

Income (loss) before taxes	2,553	464	4,218	(1,755)

Income tax expense	(294)	—	(699)	—

Net income (loss)	$2,259	$464	$3,519	$(1,755)

Net income (loss) per weighted average share, basic	$0.07	$0.02	$0.11	$(0.06)

Weighted average shares, basic	30,818	30,523	30,732	30,434

Net income (loss) per weighted average share, diluted	$0.07	$0.01	$0.11	$(0.06)

Weighted average shares, diluted	31,944	31,695	31,682	30,434
See notes to these condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$3,519	$(1,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,700	1,136
Stock-based compensation expense	3,033	1,538
Changes in operating assets and liabilities:
Accounts receivable, net	(11,497)	(8,075)
Inventories, net	(591)	(1,360)
Other current assets	(1,496)	(293)
Accounts payable	4,236	2,271
Accrued compensation and liabilities	463	2,282
Deferred revenue	11,158	6,831

Net cash provided by operating activities	10,525	2,575

Investing activities
Purchases of property and equipment	(2,902)	(1,735)
Purchases of investments	(81,614)	(73,884)
Proceeds from sales and maturities of investments	53,343	35,931

Net cash used in investing activities	(31,173)	(39,688)

Financing activities
Proceeds from issuance of common stock	951	543

Net decrease in cash and cash equivalents	(19,697)	(36,570)

Cash and cash equivalents, beginning of period	51,989	82,382

Cash and cash equivalents, end of period	$32,292	$45,812

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$567	$—

Supplemental non-cash disclosure:
Vesting of restricted common stock	$87	$90
Unrealized gain (loss) on available-for-sale investments	$175	$(127)
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
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or any future operating periods. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 16, 2009.
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

VSOE is evaluated and determined by the Company based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenue from software and hardware is recognized upon delivery using the residual method, and revenue from software maintenance and hardware maintenance is recognized ratably over the respective support period. For multiple element arrangements that include only hardware and hardware maintenance, the Company has determined that it has objective and reliable evidence of fair value to allocate revenue separately to hardware and hardware maintenance.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codification, or the Codification or ASC, as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.
     Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASUs, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for interim and annual periods ending after September 15, 2009. The principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Codification did not have an impact on the Company’s financial condition or results of operation.
In October 2009, the FASB issued the following ASUs:
•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force; and

•	ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.
ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and Vendor Objective Evidence (now referred to as third-party evidence, or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

     These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on our consolidated financial statements.
2. Investments
Fair Value Measurements
     The Company’s available-for-sale investments are subject to fair value measurement. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets for the periods presented (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	September 30,
Description	2009	Level 1 (1)	Level 2 (2)	Level 3 (3)

Available-for-sale investments:
Corporate debt securities (4)	$32,561	$32,561	$—	$—
Variable rate demand notes (5)	6,951	—	6,951	—
U.S. agency securities (4)	25,616	—	25,616	—
Municipal bonds (4)	4,898	—	4,898	—
Commercial paper (5)	2,989	—	2,989	—
Certificates of deposit (6)	4,631	—	4,631	—
Money market funds (7)	30,240	30,240	—	—

Total	$107,886	$62,801	$45,085	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31,
Description	2008	Level 1 (1)	Level 2 (2)	Level 3 (3)

Available-for-sale investments:
Corporate debt securities (4)	$12,934	$11,363	$1,571	$—
Variable rate demand notes (4)	7,291	—	7,291	—
U.S. agency securities (4)	23,612	—	23,612	—
Certificates of deposit (6)	7,406	—	7,406	—
Money market funds (7)	36,496	36,496	—	—

Total	$87,739	$47,859	$39,880	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed/quoted price.

(2)	Level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations, which are observable either directly or indirectly, but do not represent quoted prices from an active market for each individual security.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

(4)	Included in short-term and long-term investments on the condensed consolidated balance sheets.

(5)	Included in short-term investments on the condensed consolidated balance sheets.

(6)	Included in cash and cash equivalents and short-term investments on the condensed consolidated balance sheets.

(7)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
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

Investments
     The amortized cost, gross unrealized gains and losses, fair values and contractual maturities of available-for-sale investments as of September 30, 2009 consist of the following (in thousands):

			Gross Unrealized
	Contractual Maturities	Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 3 years	$32,292	$307	$(38)	$32,561
Variable rate demand notes	Less than 12 months	6,951	—	—	6,951
U.S. agency securities	Less than 3 years	25,570	52	(6)	25,616
Municipal bonds	Less than 2 years	4,908	4	(14)	4,898
Commercial paper	Less than 12 months	2,989	—	—	2,989
Certificates of deposit	Less than 12 months	4,631	—	—	4,631
Money market funds	Less than 12 months	30,240	—	—	30,240

Total		$107,581	$363	$(58)	$107,886

     Sales and maturities of available-for-sale securities for the nine months ended September 30, 2009 resulted in $82,000 realized gains and no realized losses.
     Unrealized gains and losses on securities have not been recognized in the condensed consolidated statement of operations because the Company has the intent and ability to hold for the foreseeable future, and the decline in fair value is deemed to be temporary. The unrealized gains and losses are reflected in accumulated other comprehensive income in the condensed consolidated balance sheets.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Component materials	$534	$280
Finished systems	3,621	3,284

Total	$4,155	$3,564

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Computer equipment	$953	$698
Office furniture and equipment	8,045	5,632
Computer software	881	710
Leasehold improvements	1,137	1,065

	11,016	8,105
Accumulated depreciation and amortization	(6,368)	(4,659)

Total	$4,648	$3,446

5. Comprehensive Income/(Loss)
     During the three and nine months ended September 30, 2009, total comprehensive income amounted to $2.3 million and $3.7 million, respectively. During the three and nine months ended September 30, 2008, total comprehensive income/(loss) amounted to $360,000 and ($1.9 million), respectively. The components of the Company’s comprehensive income/(loss) are net income/(loss), foreign currency translation adjustments, and the change in the fair market value of investments. Results of operations were translated using average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

6. Stock-Based Compensation
Stock-Based Compensation Expense
     A summary of stock-based compensation expense that the Company recorded for stock options and shares purchased under the Company’s employee stock purchase plan for the periods shown is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product	$10	$54	$36	$141
Cost of support and services	18	—	156	—
Sales and marketing	405	253	1,298	688
Research and development	139	107	552	301
General and administrative	386	134	991	408

Effect on income (loss) before taxes	$958	$548	$3,033	$1,538

Effect on basic and diluted earnings (loss) per share	$0.03	$0.02	$0.10	$0.05
     As of September 30, 2009, there was $10.5 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years.
Stock Options Exercised for Unvested Restricted Common Stock
     Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame on the same terms as the original underlying options vested. The Company has a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. The cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in the Company’s financial statements. There were no early exercises of options during the year ended December 31, 2008 or during the nine months ended September 30, 2009.
     A summary of activity for unvested restricted common stock is as follows:

Number
of Shares
Balance outstanding at December 31, 2008	151,820

Vested	(88,744)

Balance outstanding at September 30, 2009	63,076

7. Income Taxes
     The Company incurred tax expenses of $294,000, consisting of $84,000 for U.S. federal alternative minimum income tax expense, $169,000 for state income tax expense, and $41,000 for foreign income taxes during the three months ended September 30, 2009 compared to no tax expense recognized during the three months ended September 30, 2008. The Company incurred tax expenses of $699,000, consisting of $245,000 for U.S. federal alternative minimum income tax expense, $406,000 for state income tax expense, and $48,000 for foreign income taxes during the nine months ended September 30, 2009 compared to no tax expense recognized during the nine months ended September 30, 2008. The Company has incurred annual net operating losses through the year ended December 31, 2007 and given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2009 and December 31, 2008.
     The Company currently has no reserve for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2002 to 2007 due to the NOL carryforwards from those years.

8. Net Income (Loss) Per Common Share
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$2,259	$464	$3,519	$(1,755)

Shares used in computing net income (loss) per share, basic	30,818	30,523	30,732	30,434

Dilutive effect of stock options and unvested restricted common stock	1,126	1,172	950	—

Shares used in computing net income (loss) per share, diluted	31,944	31,695	31,682	30,434

Net income (loss) per common share, basic	$0.07	$0.02	$0.11	$(0.06)

Net income (loss) per common share, diluted	$0.07	$0.01	$0.11	$(0.06)
     Potential common shares of 1.1 and 1.5 million related to the Company’s outstanding stock options were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2009, respectively, as inclusion of these shares would be anti-dilutive. Potential common shares of 187,000 and all potential common stock equivalents for the three and nine months ended September 30, 2008 were excluded from the computation of diluted net loss per share as inclusion of these shares would be anti-dilutive.
9. Commitments and Contingencies
Indemnification Obligations
     The Company has agreements with its channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements. As permitted under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its executive officers and directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at its request in such capacity. These indemnification obligations are valid as long as the executive officer, director or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates its exposure and generally enables the Company to recover a portion of any future amounts paid.
Legal Proceedings
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against the Company and 14 other storage vendors, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from the Company and the other defendants. The Company filed an answer to Data Network’s complaint denying any liability and is vigorously contesting the lawsuit. The Company has accrued what it believes to be the probable costs in connection with this matter.
     In the ordinary course of business, the Company is from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2009, that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
United States	$27,166	$21,044	$73,810	$54,292
International	5,046	3,566	15,191	9,643

Total	$32,212	$24,610	$89,001	$63,935

11. Subsequent Events
     The Company has evaluated all subsequent events through October 28, 2009, which represents the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of October 28, 2009, there were no subsequent events which required recognition or disclosure.

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
Overview
     We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of September 30, 2009, Storage Center was installed in 1,627 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.
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

Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 16, 2009. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2009.
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
Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Revenues
Product	$22,987	$19,501	$3,486	17.9%	$64,564	$51,416	$13,148	25.6%
Support and services	9,225	5,109	4,116	80.6	24,437	12,519	11,918	95.2

Total revenues	32,212	24,610	7,602	30.9	89,001	63,935	25,066	39.2

Cost of revenues
Cost of product	10,957	9,338	1,619	17.3	32,089	24,716	7,373	29.8
Cost of support and services	2,825	2,064	761	36.9	8,232	5,078	3,154	62.1

Total cost of revenues	13,782	11,402	2,380	20.9	40,321	29,794	10,527	35.3

Gross profit	18,430	13,208	5,222	39.5	48,680	34,141	14,539	42.6

Operating expenses
Sales and marketing	11,386	9,041	2,345	25.9	32,052	25,823	6,229	24.1
Research and development	3,276	2,452	824	33.6	9,160	7,111	2,049	28.8
General and administrative	1,680	1,883	(203)	(10.8)	4,630	5,087	(457)	(9.0)

Total operating expenses	16,342	13,376	2,966	22.2	45,842	38,021	7,821	20.6

Operating income (loss)	2,088	(168)	2,256	*	2,838	(3,880)	6,718	*

Interest income	465	632	(167)	(26.4)	1,380	2,125	(745)	(35.1)

Income (loss) before taxes	2,553	464	2,089	450.2	4,218	(1,755)	5,973	*

Income tax expense	(294)	—	(294)	—	(699)	—	(699)	—

Net income (loss)	$2,259	$464	$1,795	386.9%	$3,519	$(1,755)	$5,274	*

*	Percentage is not meaningful

Comparison of Three Months Ended September 30, 2009 and 2008
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Revenues
Product	$22,987	71.4%	$19,501	79.2%	$3,486	17.9%
Support and services	9,225	28.6	5,109	20.8	4,116	80.6

Total revenues	$32,212	100.0%	$24,610	100.0%	$7,602	30.9%

     Product Revenue. Product revenue derived from system sales increased primarily due to a 32% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of 117 channel partners, an increase in sales and marketing headcount to 200 people from 152 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,627 as of September 30, 2009 from 1,085 as of September 30, 2008.
     Support and Services Revenue. Support revenue increased 78% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 96% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
Cost of revenues
Cost of product	$10,957	47.7%	$9,338	47.9%	$1,619	17.3%
Cost of support and services	2,825	30.6	2,064	40.4	761	36.9

Total cost of revenues	$13,782	42.8%	$11,402	46.3%	$2,380	20.9%

Gross margin		57.2%		53.7%
     Cost of Product Revenue. Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $478,000 related to growth in our customer service and technical support headcount to 57 people from 36 people, increased hardware services fees of $366,000 charged by our third-party hardware maintenance providers associated with the continuing growth of our installed base, and increased facilities related costs of $57,000, offset by decreased equipment expenses of $209,000.
     Gross Margin. Gross margin increased due to the growth in revenues outpacing the growth in cost of revenues.

Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Operating expenses
Sales and marketing	$11,386	35.3%	$9,041	36.7%	$2,345	25.9%
Research and development	3,276	10.2	2,452	10.0	824	33.6
General and administrative	1,680	5.2	1,883	7.7	(203)	(10.8)

Total operating expenses	$16,342	50.7%	$13,376	54.4%	$2,966	22.2%

     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 200 people from 152 people, resulting in a $1.8 million increase in salaries, employee benefits, commissions and stock-based compensation expense, an increase in marketing equipment expense of $256,000 related to systems used for demonstration and partner certification purposes, a $182,000 increase in channel partner referral fees due to increased third-party selling activities, and a $70,000 increase in facilities related costs.
     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 68 people from 55 people, resulting in a $518,000 increase in salaries, employee benefits and stock-based compensation expense, an increase of $220,000 in prototype material costs and depreciation expense, and an increase of $44,000 in facilities related costs.
     General and Administrative Expense. General and administrative expense decreased primarily due to $779,000 of legal and settlement expenses in defense of a patent infringement claim that we accrued in the three months ending September 30, 2008, offset by an increase in finance, information technology, and human resource staff headcount to 21 people from 16 people resulting in a $363,000 increase in salaries, employee benefits and stock-based compensation expense, an increase in professional fees of $155,000 for legal and tax services and a $49,000 increase in facilities related costs.
Interest Income
     Interest Income. Interest income decreased by $167,000 due to lower interest rates partially offset by interest income on increased cash, cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense of $294,000 for the three months ended September 30, 2009 consisted of $84,000 for U.S. federal alternative minimum income tax expense, $169,000 for state income tax expense, and $41,000 for foreign income taxes compared to no tax expense recognized during the three months ended September 30, 2008.
Comparison of Nine Months Ended September 30, 2009 and 2008
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Revenues
Product	$64,564	72.5%	$51,416	80.4%	$13,148	25.6%
Support and services	24,437	27.5	12,519	19.6	11,918	95.2

Total revenues	$89,001	100.0%	$63,935	100.0%	$25,066	39.2%

     Product Revenue. Product revenue derived from system sales primarily increased due to a 26% increase in the number of systems sold. We believe the increase in systems sales was driven by an increase of 117 channel partners, an increase in sales and marketing headcount to 200 people from 152 people, and additional marketing programs. While we continued to experience lower revenue per megabyte for disk drives, we believe this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our end users. Product revenue derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,627 as of September 30, 2009 from 1,085 as of September 30, 2008.
     Support and Services Revenue. Support revenue increased 95% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 96% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenue	$	Revenue	$	%
Cost of revenues
Cost of product	$32,089	49.7%	$24,716	48.1%	$7,373	29.8%
Cost of support and services	8,232	33.7	5,078	40.6	3,154	62.1

Total cost of revenues	$40,321	45.3%	$29,794	46.6%	$10,527	35.3%

Gross margin		54.7%		53.4%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.
     Cost of Support and Services Revenue. Cost of support and services revenue increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $1.4 million related to growth in our customer service and technical support headcount to 57 people from 36 people, increased hardware service fees of $1.5 million charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $90,000 increase in support and services related travel.
     Gross Margin. Gross margin increased due to the growth in revenues outpacing the growth in cost of revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenue	$	Revenue	$	%
Operating expenses
Sales and marketing	$32,052	36.0%	$25,823	40.4%	$6,229	24.1%
Research and development	9,160	10.3	7,111	11.1	2,049	28.8
General and administrative	4,630	5.2	5,087	8.0	(457)	(9.0)

Total operating expenses	$45,842	51.5%	$38,021	59.5%	$7,821	20.6%

     Sales and Marketing Expense. Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 200 people from 152 people, resulting in a $4.3 million increase in salaries, employee benefits, commissions and stock-based compensation expense, an increase in marketing expense of $1.1 million related to partner programs, advertising campaigns and other promotional activities, a $466,000 increase in channel partner referral fees due to increased third-party selling activities and a $210,000 increase in sales and marketing related travel.

     Research and Development Expense. Research and development expense increased primarily due to an increase in research and development headcount to 68 people from 55 people, resulting in a $1.4 million increase in salaries, employee benefits and stock-based compensation expense and an increase of $490,000 in prototype materials and depreciation costs.
     General and Administrative Expense. General and administrative expense decreased primarily due to $779,000 of legal and settlement expenses in defense of a patent infringement claim that we accrued in the nine months ending September 30, 2008 and due to a decrease in professional fees of $391,000 for outside legal and consulting services spent in 2008 pertaining primarily to public company reporting and compliance requirements in 2008 as we completed an initial public offering in October 2007. These decreases were offset by an increase in finance, information technology, and human resource staff headcount to 21 people from 16 people resulting in a $722,000 increase in salaries, employee benefits and stock-based compensation expense and a $118,000 increase in tax-related services.
Interest Income
     Interest Income. Interest income decreased by $745,000 due to lower interest rates partially offset by interest income on increased cash, cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense of $699,000 for the nine months ended September 30, 2009 consisted of $245,000 for U.S. federal alternative minimum income tax expense, $406,000 for state income tax expense, and $48,000 for foreign income taxes compared to no tax expense recognized during the nine months ended September 30, 2008.
Liquidity and Capital Resources
     Our cash and cash equivalents and investments available to fund operations were $109.0 million and $100.3 million at September 30, 2009 and December 31, 2008, respectively. We completed an initial public offering of our common stock in October 2007, with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We invested a majority of the cash proceeds in investment grade, interest bearing securities. We have used a portion of these funds for general corporate purposes since our initial public offering and expect to continue to do so. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation.
Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$10,525	$2,575

Net cash used in investing activities	(31,173)	(39,688)

Net cash provided by financing activities	951	543

Net decrease in cash and cash equivalents	$(19,697)	$(36,570)

Operating Activities
     Cash provided by operating activities was $10.5 million for the nine months ended September 30, 2009. We reported net income of $3.5 million, which included non-cash charges consisting of $1.7 million in depreciation and amortization expenses and $3.0 million in stock-based compensation expense related to employees. Other cash generating operating activities included an increase in deferred revenue of $11.2 million and an increase in accounts payable of $4.2 million, offset by an increase in accounts receivable of $11.5 million and an increase in other current assets of $1.5 million. The increase in accounts payable is primarily due to the timing of inventory purchases and corresponding payments at the end of the quarter. The increase in deferred revenue reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accounts receivable reflects an overall increase in revenue primarily due to the expansion of our operations. The increase in other current assets is primarily due to an increase in prepayments to third party hardware maintenance service providers.

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
Investing Activities
     Cash used in investing activities was $31.2 million for the nine months ended September 30, 2009, consisting of $2.9 million for capital additions, which were primarily for computer lab equipment, and $81.6 million for the purchase of investments, partially offset by the sales and maturities of investments of $53.3 million.
     Cash used in investing activities was $39.7 million for the nine months ended September 30, 2008, consisting of $1.7 million for purchases of property and equipment and $73.9 million for purchases of investments, partially offset by sales and maturities of investments of $35.9 million.
Financing Activities
     Cash provided by financing activities for the nine months ended September 30, 2009 was $951,000 from the issuance of common stock pursuant to the exercise of stock options and in conjunction with purchases pursuant to our 2007 Employee Stock Purchase Plan.
     Cash provided by financing activities for the nine months ended September 30, 2008 was $543,000 from the issuance of common stock pursuant to the exercise of stock options and in conjunction with purchases pursuant to our 2007 Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to invest in capital equipment. For the remainder of 2009, capital expenditures are expected to be approximately $1.0 million, primarily for computer equipment to be used for product development. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. In addition, we have filed a registration statement pursuant to which we may sell additional shares of our common stock. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, other than scheduled payments through September 30, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our contractual obligations.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against us and 14 other storage vendors’ alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We have filed an answer to Data Network’s complaint denying any liability and are vigorously contesting the lawsuit. We have accrued what we believe to be the probable costs in connection with this matter.
     In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology, or IT, market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management products caused by weak and/or deteriorating economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions, the inability of customers to obtain credit to finance purchases of our products and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenue growth rates for us. If the storage and data management markets grow slower than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.
We have a limited operating history and a history of losses, and we may not achieve or sustain profitability in the future on a quarterly or annual basis.
     We were established in March 2002 and sold our first product in February 2004. We have not achieved profitability on an annual basis since inception. We have achieved profitability on a quarterly basis since September 30, 2008. We reported net income for the nine months ended September 30, 2009 of $3.5 million and as of September 30, 2009 our accumulated deficit was $46.3 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including sales and marketing, research and development and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods will not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to ever reach annual profitability or sustain quarterly profitability.
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
     We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to ever reach annual profitability or sustain quarterly profitability and our stock price would decline.
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
We will not sustain our percentage growth rate, and we may not be able to manage any future growth effectively.
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $90.9 million in 2008, and our revenues were $89.0 million for the nine months ended September 30, 2009. We may not experience growth rates in future periods to the same degree as in past periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth in dollars, we may never achieve annual profitability or sustain quarterly profitability and our stock price could decline.
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
     We intend to increase our investment in sales and marketing, research and development and general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could increase our annual net losses.
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
     We receive a substantial portion of our revenue from a limited number of channel partners. For the three and nine months ended September 30, 2009, our top ten channel partners accounted for 47% and 41% of our revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenue for the foreseeable future and, in some cases, the portion of our revenue attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenue. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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

We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with their custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc., a disk drive manufacturer. Our reliance on these key suppliers reduces our control over the manufacturing process, exposing us to risks, including reduced control over product quality, production costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components, because we do not have long-term supply commitments and generally purchase our products on a purchase order basis. Component quality is particularly significant with respect to our suppliers of disk drives. We have in the past and may in the future experience disk drive failures, which could cause our reputation to suffer, our competitive position to be impaired and our customers to select other vendors. To meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives that could result in component shortages, selective supply allocations and increased prices of such components. We may not be able to obtain our full requirements of components, including disk drives, that we need for our storage products or the prices of such components may increase. If we fail to effectively manage our relationships with our key suppliers, or if our key suppliers increase prices of components, experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our channel partners or end users could be impaired and our competitive position and reputation could be adversely affected. Qualifying a new key supplier is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end user relationships.
If our third-party repair service fails to timely and correctly resolve hardware failures experienced by our end users, our reputation will suffer, our competitive position will be impaired and our expenses could increase.
     We rely upon Anacomp Inc., or Anacomp, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If Anacomp fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer, our competitive position will be impaired and our expenses could increase. In May 2008, we entered into a five year agreement with Anacomp. Our agreement with Anacomp will automatically renew for successive one-year terms, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 180 days prior to the end of the initial five-year term or any successive one-year term. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with Anacomp were to end, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
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
     Historically, we have conducted only a small portion of our business internationally. We have two international sales offices and revenue from international sales was 16% and 17% of total revenue for the three and nine months ended September 30, 2009, respectively. Although we expect that part of our future revenue growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. In January 2009, we entered into a new marketing agreement with AMEX containing exclusive distribution rights similar to those contained in the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenue and our ability to compete internationally could be impaired.
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
     In addition, we expect that we may encounter increased complexity and costs of managing international operations, including difficulties in staffing international operations, local business and cultural factors that differ from our normal standards and practices, differing employment practices and labor issues, and work stoppages, any of which could result in lower revenue and higher expenses.
If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired which could reduce our revenue and increase our costs.
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. We have three issued patents in the United States, one international patent and additional patents pending in the United States and in foreign countries. The rights granted to us under our issued patents and, if the pending patent applications are granted, those applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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

We have received and expect that in the future we may receive communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any intellectual property litigation also could force us to do one or more of the following:
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
     As of October 21, 2009, our directors and executive officers and their affiliates beneficially own approximately 38.2% of our common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $2.0 million. As of September 30, 2009, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
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
Dated: October 28, 2009

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