Form 10-K
period 2009-12-31
COMPELLENT TECHNOLOGIES INC
filed 2010-03-05
CIK 1253955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33685
COMPELLENT TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-1434895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7625 Smetana Lane
Eden Prairie, MN 55344
(952) 294-3300

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the New York Stock Exchange on June 30, 2009 was $174,634,597, based on a closing price of $15.25 per share, excluding 19,428,239 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2009. The number of shares held by stockholders whose ownership exceeds 5% of the registrant’s common stock outstanding at June 30, 2009 is based on Schedules 13D and 13G filed by such stockholders for the year ended December 31, 2008 and subsequent reports, if any, filed by such stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 26, 2010, 31,696,564 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

COMPELLENT TECHNOLOGIES, INC.

2009 ANNUAL REPORT ON FORM 10-K

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding our revenues, gross margin and operating expenses;

•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.

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

Overview

We are a leading provider of enterprise-class network storage solutions that automate the movement and management of data throughout its lifecycle. Our Storage Center is a Storage Area Network, or SAN, that is designed to significantly lower storage and infrastructure capital expenditures, reduce the skill level and number of personnel required to manage information and enable continuous data availability and storage virtualization. Storage Center is based on our innovative Fluid Data Architecture, which allows enterprises of all sizes to move beyond simply storing data to actively, intelligently managing data. With Fluid Data storage, users are able to intelligently store, recover and manage large amounts of data with minimal effort. We combine our sophisticated software with standards-based hardware into a single integrated solution. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.

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

We have achieved broad industry recognition for our innovative enterprise storage. Compellent was awarded storage area network “Technology of the Year” awards from InfoWorld the past three years the publication has presented them 2006, 2008 and 2010. In 2009, Compellent was also named Microsoft’s Partner of the Year for Advanced Infrastructure Solutions, Storage Solutions and in 2008 was presented Storage magazine’s “Quality” Award. Gartner, a third-party industry analyst, reported Compellent to be the fastest growing storage area network company in 2006, 2007 and 2008. In 2009, TheInfoPro, an independent research firm, announced that mid-sized and large enterprise end users gave Compellent the highest possible ratings over competitive products in 10 key areas such as technology and quality of service delivered.

The Compellent Solution

Compellent was founded by a team of storage industry veterans with the vision of delivering a highly scalable, feature rich, easy to use and cost effective SAN for enterprises of all sizes. We believe Storage Center is an innovative solution that provides a point-and-click graphical user interface, automated tiered storage, integrated data and disaster recovery, efficient thin storage provisioning, storage virtualization and the flexibility to effectively combine advances in storage technologies into one integrated solution.

Innovative Architecture

The foundation of our solution is our Fluid Data Architecture, which utilizes block-level intelligence to improve the movement, placement and access of data at a level of granularity that delivers significant improvements in the cost, administration and recovery of data.

Compellent’s Fluid Data Architecture records and tracks specific information about an application’s data at the block level, the lowest level of data granularity within any storage system. Fluid Data Architecture allows Storage Center to record and track specific information about each block of data in a given enterprise network. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata that Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. This metadata is used by Storage Center to automatically change how blocks of data are stored within each volume (e.g., by changing disk drive types). We refer to this capability as managing data inside the volume. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users and allows them to easily respond to changing business conditions.

Storage Center delivers enterprise storage capabilities through an integrated suite of software applications that are offered in a modular fashion, so that enterprises can modify the solution to meet their changing requirements. Building on Compellent’s Fluid Data Architecture, Storage Center software applications intelligently improve data movement and access at the block-level, increasing utilization, automating tiered storage, simplifying replication and speeding data and disaster recovery.

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

Automated, Cost-Effective Management of Inactive Data

Storage Center offers automated tiered storage technology based on the block-level intelligence provided by our Fluid Data Architecture. With information about access frequency at the block level, Storage Center automatically moves inactive blocks of data to lower cost tiers of storage. Our solution allows for automatic movement of blocks of data between tiers of high cost, high performance storage and tiers of lower cost storage based on access frequency and other parameters. Our solution also allows for dynamic placement of blocks of data on the preferred track of each system drive. Traditional storage systems do not gather information about blocks of data that would enable them to implement tiered storage with this level of functionality. As an example, an end user’s entire email database (calendar, inbox, sent items, deleted items, attachments, contacts, etc.) is contained in one single file, yet all of this data does not require equal performance, reliability, and frequency of access. Traditional storage systems store this entire file on one storage tier. With Storage Center, enterprises have the flexibility to put the frequently accessed items (such as the majority of a user’s inbox) on a faster tier of storage, and inactive items (such as almost all of a user’s sent and deleted items) on a less expensive tier of storage.

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

Affordable and Reliable Disaster Recovery

We designed our replication technology to consume less disk space and require less bandwidth and management oversight than traditional storage solutions, which we call thin replication. Storage Center’s thin replication application sends only written data during the initial site synchronization process instead of the allocated but unused space sent by other commercially available replication technologies. To save additional time, especially for organizations without dedicated high-speed data transfer links, administrators can utilize Compellent’s Portable Volume solution, a kit with two enterprise-class external hard drives preconfigured for replication synchronization. For ongoing replication, Storage Center’s thin replication application transfers only the changed data, consuming less space and lowering bandwidth costs. Storage Center eliminates the need for expensive protocol converters, provides the ability to prioritize replication across applications, enables multi-site replication using different hardware configurations and reduces the amount of data that needs to be sent to the replication site. Enterprises using Storage Center can easily set-up a remote replication solution, typically in just a few minutes. The simplicity and robustness of Storage Center’s disaster recovery solution makes it attractive for a range of end users from those with limited technical sophistication to large enterprises with significant technical know-how. One of the most important differentiators of Storage Center is its ability to test disaster recovery systems seamlessly and without disruption of service. We believe Compellent offers the only commercially available SAN solution that provides this level of capability.

Efficient Storage Utilization

Compellent’s thin provisioning technology is designed to maximize storage utilization. Thin provisioning describes a storage system’s ability to provision (or “allocate” to an application) more storage space than is physically in the system. With thin provisioning, end users can allocate more applications on less physical storage space, which increases the utilization rate of the physical storage space installed and requires fewer disk drives. Because of Fluid Data Architecture, Storage Center only consumes physical disk capacity when data is written by an application or user, as opposed to allocating physical capacity to users and applications upfront. We believe this capability significantly reduces an end user’s total cost of ownership by enabling them to defer or avoid additional spending on storage until the capacity is required, if ever. Storage Center enables end users to allocate capacity at a much more granular level than traditional storage systems. Storage Center also enables power and cooling savings, improved performance, data availability and storage utilization, while automating many of the tasks associated with capacity planning.

Enabling the Virtualized Data Center

Compellent’s advanced storage virtualization technology enabled by Fluid Data Architecture enables end users to create an efficient shared storage pool. This pool can be comprised of any combination of the disk drive technologies that Storage Center supports and enables any application to access all drives in the system. Storage Center dynamically distributes workloads across the entire pool, automatically improving utilization of storage resources for applications. Application Optimizer allows end users to set the size of data transfers within the SAN to match I/O performance for different applications such as video imaging, e-mail and databases. The result is a significant improvement in storage utilization, performance, flexibility and cost for end users.

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

Reducing Technology Risk

Compellent’s hardware architecture is designed to mitigate our end users’ technology risk. Storage Center enables users to simultaneously utilize any combination of our various standards-based hardware options and/or connectivity platforms and easily adopt new technologies as they become available. Storage Center offers disk independence, enabling end users to use any combination of Solid State, Fibre Channel, Serial Attached SCSI or Serial ATA disks in one virtualized storage pool. Storage Center’s virtualization engine enables end users to access the full capacity of all the drives in the system, even if they mix drive types. Similarly, Storage Center provides server connectivity independence, supporting both Fibre Channel and iSCSI protocols in the same system, which gives end users more flexibility. As our users’ storage needs expand, Storage Center’s modular design enables them to seamlessly add the appropriate technology without discarding current hardware and software investments.

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

All-Channel Assisted Sales Model

We employ an all-channel assisted selling model through value-added resellers, which we refer to as channel partners. Our channel partners generally sign agreements with us outlining the terms of our relationship with them. Provisions within these agreements include a restriction that software is licensed while the hardware is sold, warranty provisions, agreement term (one year with automatic renewal terms of one year terminable without cause upon written notice to the other party), payment terms (generally 30 days), channel partner sales commitments, installation and configuration training requirements, which we may waive at our discretion, and the channel partners’ acknowledgement of the existence of our deal registration process for registering potential system sales to end users. Substantially all of our channel partners sign similar agreements except for sales commitments. Our channel partner agreements do not contain financial penalties for either party. Unlike other enterprise storage vendors who utilize resellers for distribution but may also compete with them through direct sales, our business model motivates our channel partners and significantly reduces our sales expense. By leveraging the customer reach, technical expertise and industry knowledge of our channel partners, we believe that we are able to market to a significantly larger set of end users more effectively and at lower cost than we could with our own direct sales force. We have built a strong internal sales team to assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. We believe this model provides us high visibility of demand for Storage Center and quick market entry. We further believe our close working relationship with channel partners and end users enables us to better understand end user needs.

Our Strategy

Our goal is to be the leading provider of feature rich, easy to use and cost effective storage solutions for enterprises of all sizes. Key elements of our strategy include:

•	Extend Our Technology Leadership and Product Depth and Breadth. We intend to further enhance our current Storage Center solution by increasing our feature set and service offerings to further address end user needs.

•	Increase Market Share in the Mid-size Enterprise and Large Enterprise Markets. We initially targeted the fast-growing mid-size enterprise market. Storage Center is also being used by large enterprises, such as large financial services institutions and the federal government, due to its scalability and functionality. We intend to work with our channel partners to grow our business in both of these markets.

•	Increase Number of Channel Partners, Industry Verticals and Geographic Markets. We intend to continue to broaden our relationships with our channel partners and develop sales channels in additional geographies and industry verticals through both new and existing channel partners.

•	Broaden and Develop Strategic Relationships. We plan to expand our existing relationships and develop new relationships with leading technology and distribution partners, including hardware vendors such as switch, connectivity, disk and server vendors, as well as software providers such as operating system, application, server virtualization and database providers. We believe that these strategic relationships will enable us to provide enhanced solutions that will expand our addressable market, increase sales of our systems through joint selling and marketing arrangements and improve our insight into emerging industry trends.

•	Realize Upgrade Revenues From Customer Base. As of December 31, 2009, Storage Center was being utilized by 1,812 enterprises worldwide. We have designed Storage Center to enable users to incrementally add software and hardware features and capacity as their needs grow. We have been able to realize significant revenues from existing end users growing or upgrading their systems. We intend to grow our upgrade revenues by marketing additional functionality, capacity upgrades and replication systems to our end users.

•	Capitalize On Scalable Business Model. We intend to capitalize on our business model as we grow our business. We believe our strategy of using virtual manufacturing, standards-based hardware and an all-channel sales model will enable us to scale rapidly, without incurring significant capital expenditures while gaining significant operating leverage.

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

Fluid Data Architecture

The foundation of Compellent’s solution is our Fluid Data Architecture, which utilizes block-level intelligence to improve the movement, placement and access of data with a level of functionality that delivers significant improvements in the cost, administration and recovery of data. Fluid Data Architecture enables us to record and track specific information about each block of data in a given system. This information about the data, or metadata, provides Storage Center with intelligence on how each block is being used. The metadata Storage Center gathers can be extensive, including access frequency, performance and availability characteristics. Storage Center combines metadata with our sophisticated data movement engine, enabling enterprises to take a more intelligent approach to storing, recovering and managing data in an integrated automated solution. Because of our innovative approach to managing data within a storage system, Storage Center provides significant cost and time saving feature advantages to our end users.

Advanced Storage Virtualization

Storage Center accelerates data access by spreading read/write operations across all disk drives, so multiple requests are processed in parallel. This is known as storage virtualization, where the physical drives are abstracted from the logical view of the data that the end user sees. Storage Center removes the limitations of physical drives by aggregating them into logical, virtual volumes. Storage Center’s advanced virtualization technology manages all disk space, even across disparate technologies, as a centralized pool, and when demand increases, end users can simply add physical drives without downtime. This centralized pool of storage simplifies capacity planning for end users, who no longer need to map physical disk drives to dedicated servers and can provision logical volumes from a single storage pool without restrictions.

Storage Center’s virtualization technology removes the concept of dedicated disk drives for servers, applications and users, treating blocks as the basic resource managed by the system and intelligently placing these blocks across disk drives in a virtualized environment. In addition, administrators can virtualize the Fibre Channel and iSCSI connections to simplify configurations and reduce the number of physical I/O ports required in network switches.

Standards-Based Hardware Platform

Storage Center’s standards-based architecture enables the ongoing adoption of new storage technologies, without forcing enterprises to replace or discard their existing hardware and software investments. This architecture enables end users to mix and match server interfaces and disk drive technologies, simultaneously supporting Fibre Channel and/or iSCSI server connections, and any combination of Solid State, Fibre Channel, Serial Attached SCSI and/or Serial ATA disk drives. As part of a complete storage solution, we also provide switches, host bus adapters, drive enclosures and controllers.

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

Our Products

Building on our Fluid Data Architecture, Storage Center’s integrated suite of software applications dramatically improve utilization, automate tiered storage, streamline storage administration and speed data and disaster recovery. A base configuration of Storage Center typically includes a controller, disk enclosure, disk drives, connectivity hardware, Storage Center Core software and Dynamic Capacity. Most users also purchase Data Instant Replay with their initial order. Based on their capacity or functionality requirements, users can add hardware or software modules to complete their solutions. We believe that Storage Center’s software products offer the following key benefits:

Product	Key Benefit
Storage Center Core (includes Graphical User Interface)	Provides storage virtualization and speeds both common and complex storage tasks by reducing the time and effort required for many complex functions into a few simple point-and-click steps.
Data Progression — Automated Tiered Storage	Automatically classifies and migrates data at the block-level to the appropriate tier of storage based on frequency of access.
Fast Track — Performance Acceleration	Fast Track dynamically places the most frequently used data on the fastest, or outer, tracks of each drive. The result is a system that requires fewer drives to manage data — delivering a big payoff in cost savings management and power consumption without sacrificing performance.
Data Instant Replay — Continuous Snapshots	Creates any number of space-efficient copies of data that deliver nearly instant recovery from data hazards without the limitations of traditional snapshots.
Server Instant Replay — Boot from SAN	Automates booting and recovering servers from the SAN by taking and storing space-efficient copies.
Remote Instant Replay — Thin Replication	Replicates space-efficient copies between primary and remote data centers to deliver nearly instant disaster recovery without the traditional cost or complexity.
Portable Volume	Enables users to implement initial disaster recovery volumes through use of encrypted portable disk drives.
Dynamic Capacity — Thin Provisioning	Maximizes storage utilization by only consuming physical disk space when data is written by the application, as opposed to allocating capacity upfront.
Enterprise Manager — Storage Resource Management	Enables multi-site and multi-system management from a single console with a suite of advanced storage resource management and reporting features.

Single, Intuitive Management Interface

All of Storage Center’s software applications are managed through a single unified interface that spans our entire set of technologies, capabilities and configurations. An intuitive point-and-click approach enables rapid set up and installation and reduces the need for training and specialized storage skills.

Complex allocation, configuration and administration functions can be easily accomplished with a point and click interface, that we call wizards, which guides the process and expands the capabilities of a single administrator. Storage consumption and usage trends are instantly monitored and displayed. Users can manage individual or multiple systems from the same interface.

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

Data Progression (Automated Tiered Storage)

Storage Center’s Data Progression application automatically classifies and migrates blocks of data based on user selected policies. When combined with our Fast Track application, blocks of data are dynamically placed on the appropriate tracks on each drive within the system. For instance, data can be migrated to the appropriate tier of storage based on usage, retaining frequently accessed data on the fastest portion of high-performance storage and storing infrequently accessed data on lower cost storage. Users can configure storage tiers based on technology, performance redundancy, or other criteria. Storage Center’s block-level intelligence allows blocks of data to move both up and down tiers of storage and across drives for appropriate placement over time based on frequency of access. A good example is medical imaging applications, which are storage intensive. All of the data associated with these applications does not require equal performance, reliability and frequency of access. With Data Progression technology, images are automatically placed, or can be manually placed by end users, on the appropriate tier of storage based on the required level of performance. Active images are stored on Solid State or Fibre-Channel Drives, which offer the highest level of performance. Inactive images can be stored on lower cost storage, Serial Attached SCSI or Serial ATA Drives, which utilize higher density and lower performance.

Data Instant Replay (Continuous Snapshots)

Storage Center’s Data Instant Replay application creates space-efficient copies of data, called Replays, which enable rapid recovery from data hazards, creation of test environments and duplication of boot volumes. Replays are created without an initial clone and contain only written data, rather than the allocated but unused storage typical in traditional storage systems. After the Replay creation, only the changed data blocks are stored, resulting in greater space savings. End users are able to create and store more Replays without consuming excess storage capacity or negatively impacting performance. Every Replay can be converted to a readable and writeable volume that can be quickly mapped to any server.

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

Portable Volume

Compellent’s Portable Volume jumpstarts replication, reducing initial synchronization time to days or even hours without the need for high-speed connections or a duplicate array. Instead of transmitting data via conventional links, end users connect a Portable Volume primed with the replication information needed for the initial synchronization to the primary storage array. Once the data to be replicated is loaded onto the portable disk drive, end users pack the drive in a protective travel case and carry or ship it to the secondary site. At the destination site, Storage Center auto-detects the Portable Volume and begins the replication synchronization process.

Dynamic Capacity (Thin Provisioning)

Storage Center’s Dynamic Capacity application consumes physical disk space only when data is written by the application, as opposed to traditional storage systems, which require users to allocate potential needed capacity upfront. This enables Storage Center’s end users to reduce storage purchases and add capacity only when needed. With Storage Center, maximum capacity does not have to be fixed on a per volume basis. Volumes can easily be created and expanded online without disruption or downtime. Continual automated monitoring and alerts of allocated, used and physical storage enable administrators to ensure that the appropriate physical storage space is available when it is actually needed.

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

Support activities are provided by highly skilled and trained staff, and Compellent’s channel partners can monitor service issues via a secure, online tracking system. Copilot Service utilizes Storage Center’s integrated “PhoneHome functionality” to alert users to potential systems issues via scheduled or event-based notifications. Onsite hardware repair services are delivered through Anacomp, Inc., a third-party hardware maintenance provider with a global field service force of trained technicians, dispatched via a 24-hour call center with access to local exchange parts depots in which we store replacement parts for Storage Center.

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

End Users

As of December 31, 2009, Storage Center was being utilized by 1,812 enterprises worldwide in a variety of industries, including accounting, agriculture, automotive, construction, education, entertainment, financial services, food services, government, healthcare, insurance, legal, manufacturing, media, real estate, retail, scientific, technology, telecommunications, transportation and travel.

Distribution Channel and Marketing

We currently sell Storage Center to mid-size and large enterprise customers through our all-channel assisted sales model. We provide our end users with SAN solutions through our channel partners, who our end users rely on to address their enterprise-class networking and storage needs. We selectively recruit value-added-resellers to join our channel partner network. We have built a strong internal sales team to train and assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. In addition, we currently maintain a small team of installation professionals to assist channel partners and end users in installing our products.

For 2009, 2008 and 2007, our top ten channel partners accounted for 42%, 47% and 45% of our revenues, respectively. One channel partner, AMEX, Inc., accounted for 15% and 12% of total revenues for the years ended December 31, 2009 and 2008, respectively. Another channel partner, Insight Investments, accounted for 10% and 13% of total revenues for the years ended December 31, 2008 and 2007, respectively.

Since January 2008, we have maintained a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except Canada. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. In the event we elect not to renew the marketing agreement, we must continue to pay AMEX a sliding-scale commission based on international sales for a period of two years following termination.

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

We currently rely on a limited number of suppliers for components such as system controllers, enclosures, disk drives and switches utilized in the assembly of Storage Center and do not have long-term supply contracts. In particular, we rely on Bell Microproducts, Inc., a value added distributor, to provide us with customized system controllers, which Bell Microproducts generally obtains from Supermicro Computer, Inc. We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc. This model significantly reduces our working capital needs and eliminates the need for maintaining assembly facilities, production inventory, warehouses or complex outsourced manufacturing relationships. We work closely with our suppliers to lower component costs and improve quality. By working with large suppliers, we are able to scale rapidly with limited capital expenditures. We generally maintain minimal inventory for repairs, evaluation and demonstration units and acquire components only as needed. We do not enter into long-term supply contracts for these components.

Research and Development

We believe that our future success depends in part on our ability to introduce enhancements to Storage Center and to develop new applications for both existing and new markets. Our research and development efforts are directed largely to the development of additional enterprise-class network storage solutions demanded by our channel partners and end users. We have assembled a team of highly skilled engineers who have expertise in designing and developing enterprise-class SANs. Our research and development group is located in Eden Prairie, Minnesota. As of December 31, 2009 and 2008, we had 75 and 58 employees in the research and development group. Our research and development expenses were $12.7 million in 2009, $10.1 million in 2008, and $7.6 million in 2007.

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

As of December 31, 2009, we had five issued patents in the United States and one issued foreign patent in China, expiring between 2024 and 2026. We also had thirteen pending patent applications in the United States, three patent application filed pursuant to the Patent Cooperation Treaty and seventeen pending foreign patent applications. Our pending patent applications relate to Fluid Data Architecture storage processing and other SAN concepts. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as Asia and Europe. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

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

Backlog

We do not believe that backlog as of any particular date is meaningful, as sales of Storage Center are made primarily pursuant to purchase orders for delivery of products. We consider backlog to be approved orders that have not yet been shipped. As of March 3, 2010, we had $2.3 million of backlog and as of March 16, 2009, we had $557,000 of backlog. We do not believe that backlog as of any particular date is indicative of future results.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, and technical support of enterprise-class network storage solutions. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. The information included in Note 13 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Employees

As of December 31, 2009, we had 387 employees, which included 75 employees in research and development, 212 in sales and marketing, 63 in customer and technical services, 22 in administration and 15 in manufacturing. None of our employees are represented by a labor union and we consider current employee relations to be good.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of March 5, 2010, are as follows:

Name	Age	Position(s)

Philip E. Soran	53	Chairman, President and Chief Executive Officer
Lawrence E. Aszmann	63	Chief Technology Officer
Brian P. Bell	43	Vice President, Worldwide Sales
John P. Guider	65	Chief Operating Officer and Director
John R. Judd	53	Chief Financial Officer

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

Our quarterly operating results fluctuate due to a variety of factors, many of which are outside of our control. Our future revenues are difficult to predict. A significant portion of our sales typically occurs during the last month of a quarter. As a result, we typically cannot predict our revenues in any particular quarter with any certainty until late in that quarter. Our storage products typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Revenues for any future period are not predictable with any significant degree of certainty. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Moreover, spending on storage solutions has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of business enterprises. We believe our recent rapid growth has masked the cyclicality and seasonality of our business. The third quarter is generally the slowest sales quarter in the storage industry. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to future revenues. If revenues levels are below our expectations, we may incur less income and may not sustain profitability on a quarterly or an annual basis. Our operating results may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of our expenses varies with our revenues. As a result, our quarterly operating results are difficult to predict, even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

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

We have a history of losses, and we may not sustain profitability on a quarterly or an annual basis in the future.

We achieved profitability on an annual basis for the first time as of December 31, 2009. We had net income (loss) of $4.8 million, ($416,000) and ($7.8) million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was $45.1 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including sales and marketing, research and development and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to achieve and maintain profitability, which we may never do. In addition, the percentage growth rates we achieved in prior periods will not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to sustain quarterly or annual profitability.

Unfavorable economic and market conditions and a lessening demand in the information technology market could adversely affect our operating results.

Our operating results may be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the information technology, or IT, market. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for storage and data management products caused by weak and/or deteriorating economic conditions and customer decreases in corporate spending, deferral or delay of IT projects, longer time frames for IT purchasing decisions, the inability of customers to obtain credit to finance purchases of our products and generally reduced capital expenditures for IT storage solutions will result in decreased revenues and lower revenues growth rates for us. If the storage and data management markets grow slower than anticipated or if IT spending is reduced, demand for our products could decline and our operating results could be materially and adversely affected.

The markets in which we compete are highly competitive and dominated by large corporations and we may not be able to compete effectively.

The storage market is intensely competitive and is characterized by rapidly changing technology. This competition could make it more difficult for us to sell our products, and result in increased pricing pressure, reduced gross profit, increased sales and marketing expense and failure to increase, or the loss of, market share or expected market share which would likely result in lower revenues.

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

A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, such as 3Par, Inc., Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM and NetApp, Inc., and Xiotech Corporation. Some of our competitors, including Dell, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.

We are dependent on a single product, and the lack of continued market acceptance of Storage Center would result in lower revenues.

Storage Center accounts for all of our revenues and will continue to do so for the foreseeable future. As a result, our revenues could be reduced by:

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

We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to sustain quarterly or annual profitability and our stock price would decline.

Our products must meet exacting specifications, and defects and failures may occur, which may cause channel partners or end users to return or stop buying our products.

Our channel partners and end users generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain undetected defects and failures when they are first introduced or as new versions are released. We have in the past and may in the future discover software errors in new versions of Storage Center or new products or product enhancements after their release or introduction, which could result in lost revenues during the period required to correct such errors. Despite testing by us and by current and potential end users, errors may not be found in new releases or products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Storage Center may also be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. If defects or failures occur in Storage Center, a number of negative effects in our business could result, including:

•	lost revenues;

•	increased costs, including warranty expense and costs associated with end user support;

•	delays or cancellations or rescheduling of orders or shipments;

•	product returns or discounts;

•	diversion of management resources;

•	damage to our reputation and brand equity;

•	payment of damages for performance failures;

•	reduced orders from existing channel partners and end users; and

•	declining interest from potential channel partners or end users.

In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our channel partners and end users. Our revenues could be lower and our expenses could increase if any of the foregoing occurs.

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

We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $125.3 million in 2009. The percentage growth rates we achieved in prior periods will not be sustainable. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenues growth in dollars, we may not be able to sustain quarterly or annual profitability and our stock price could decline.

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

We intend to increase our investment in sales and marketing, research and development and general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could decrease our annual net income.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end user requirements, maintain product quality, execute on our business plan or respond to competitive pressures, which could result in lower revenues and a decline in our stock price.

Our gross profit may vary and such variation may make it more difficult to forecast our earnings.

Our gross profit has been and may continue to be affected by a variety of other factors, including:

•	demand for Storage Center and related services;

•	discount levels and price competition;

•	average order system size and end user mix;

•	hardware and software component mix;

•	the cost of components;

•	level of fixed costs of customer service personnel;

•	the mix of services as a percentage of revenues;

•	new product introductions and enhancements; and

•	geographic sales mix.

Changes in gross profit may result from various factors such as continued investments in our Copilot Services, increases in our fixed costs, changes in the mix between technical support services and professional services, as well as the timing and amount of maintenance agreement initiations and renewals.

We receive a substantial portion of our revenues from a limited number of channel partners, and the loss of, or a significant reduction in, orders from one or more of our major channel partners would result in lower revenues.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenues from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year and are terminable without cause upon written notice to the other party. Our reseller agreements with our channel partners do not prohibit them from offering competitive products or services. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenues and could decrease our annual net income.

We receive a substantial portion of our revenues from a limited number of channel partners. For 2009, 2008 and 2007, our top ten channel partners accounted for 42%, 47% and 45% of our revenues, respectively. One channel partner, AMEX, Inc., accounted for 15% and 12% of total revenues for the years ended December 31, 2009 and 2008, respectively. Another channel partner, Insight Investments, accounted for 10% and 13% of total revenues for the years ended December 31, 2008 and 2007, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenues. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.

The loss of any key suppliers or the failure to accurately forecast demand for our products or successfully manage our relationships with our key suppliers could negatively impact our ability to sell our products.

We generally maintain minimal inventory for repairs, evaluation and demonstration units and acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end user orders efficiently may be constrained by the then-current availability, terms and pricing of these components. Our industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If we or our suppliers inaccurately forecast demand for our products, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our products, as well as damage our channel partner or end user relationships.

We currently rely on a limited number of suppliers for components such as system controllers, enclosures, disk drives and switches utilized in the assembly of Storage Center. We generally purchase components on a purchase order basis and do not have long-term supply contracts with these suppliers. In particular, we rely on Bell Microproducts, Inc., a value-added distributor, to provide us with customized system controllers, which Bell Microproducts generally obtains from Supermicro Computer, Inc., a server and component manufacturer. We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with their custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc., a disk drive manufacturer. Our reliance on these key suppliers reduces our control over the manufacturing process, exposing us to risks, including reduced control over product quality, production costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components, because we do not have long-term supply commitments and generally purchase our products on a purchase order basis. Component quality is particularly significant with respect to our suppliers of disk drives. We have in the past and may in the future experience disk drive failures, which could cause our reputation to suffer, our competitive position to be impaired and our customers to select other vendors. To meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives that could result in component shortages, selective supply allocations and increased prices of such components. We may not be able to obtain our full requirements of components, including disk drives, that we need for our storage products or the prices of such components may increase. If we fail to effectively manage our relationships with our key suppliers, or if our key suppliers increase prices of components, experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our channel partners or end users could be impaired and our competitive position and reputation could be adversely affected. Qualifying a new key supplier is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenues and damage our channel partner or end user relationships.

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

If we are unsuccessful in developing and selling new products, services and product enhancements, our competitive position will be adversely affected and our ability to grow our revenues will be impaired.

We operate in a dynamic environment characterized by rapid technological change, changing end user needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Our competitiveness and future success depend on our ability to anticipate, develop, market and support new products and product enhancements on a timely and cost effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our end users. We may fail to develop and market products and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services, or fail to develop products and services that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such products and services on a timely basis would erode our competitive position and impair our ability to grow our revenues.

If our channel partners fail to timely and correctly install and configure our storage systems, or face disruptions in their business, our reputation will suffer, our competitive position could be impaired and we could lose customers.

In addition to our small team of installation personnel, we rely upon some of our channel partners to install Storage Center at our end user locations. Our channel partner agreements generally contain provisions requiring installation and configuration training by the channel partners, which we may waive at our discretion. Although we train and certify our channel partners on the installation and configuration of Storage Center, end users have in the past encountered installation and configuration difficulties. In addition, if one or more of our channel partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change or add additional channel partners, installation and configuration of Storage Center to our end users could be delayed, our revenues could be reduced and our ability to compete could be impaired. As a significant portion of our sales occur in the last month of a quarter, our end users may also experience installation delays following a purchase if we or our channel partners have too many installations in a short period of time. If we or our channel partners fail to timely and correctly install and configure Storage Center, end users may not purchase additional products and services from us, our reputation could suffer and our revenues could be reduced. In addition, we will incur additional expenses to correctly install and configure Storage Center to meet the expectations of our end users.

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

In particular, we are highly dependent on the contributions of our three founders, Philip E. Soran, our Chairman, President and Chief Executive Officer, John P. Guider, our Chief Operating Officer, and Lawrence E. Aszmann, our Chief Technology Officer. The loss of any of our founders could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenues and impair our ability to compete. If any of our founders were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for and while any such successor is integrated into our business and operations. The loss of any of our founders or the inability to attract, retain or motivate qualified personnel, including research and development and sales and marketing personnel, could delay the development and introduction of, and impair our ability to, sell our products.

We expect to face numerous challenges as we attempt to grow our operations, and our channel partner and end user base internationally.

Historically, we have conducted only a small portion of our business internationally. We have two international offices and revenues from international sales were 17%, 16% and 11% of our consolidated revenues during 2009, 2008 and 2007, respectively. Although we expect that part of our future revenues growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. In January 2009, we entered into a new marketing agreement with AMEX containing exclusive distribution rights similar to those contained in the January 2008 agreement. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenues and our ability to compete internationally could be impaired.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end user base internationally, in particular attracting and retaining channel partners with international capabilities or channel partners located in international markets. Our revenues and expenses could be adversely affected by a variety of factors associated with international operations some of which are beyond our control, including:

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

In addition, we expect that we may encounter increased complexity and costs of managing international operations, including longer and more difficult collection of receivables, difficulties in staffing international operations, local business and cultural factors that differ from our normal standards and practices, differing employment practices and labor issues, and work stoppages, any of which could result in lower revenues and higher expenses.

If we fail to protect our intellectual property rights adequately, our ability to compete effectively or to defend ourselves from litigation could be impaired which could reduce our revenues and increase our costs.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2009, we have five issued patents in the United States, one international patent and additional patents pending in the United States and in foreign countries. The rights granted to us under our issued patents and, if the pending patent applications are granted, those applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Monitoring unauthorized use of our intellectual property is difficult and costly. Although we are not aware of any unauthorized use of our intellectual property in the past, it is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. The steps we have taken may not prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations, and could impair our ability to compete. We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could result in lower revenues and higher expenses, whether or not such litigation results in a determination favorable to us.

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

If we fail to comply with the terms of our open source software license agreement, we could be required to release portions of our software codes, which could impair our ability to compete and result in lower revenues.

Storage Center utilizes a software application called eCos, an “open source,” royalty-free, real-time operating system intended for embedded applications. eCos is licensed to us under a modified version of version 2.0 of the GNU General Public License. Open source software is often made available to the public by its authors and/or other third parties under licenses, such as the GNU General Public License, which impose certain obligations on licensees in the event such licensees re-distribute and/or make derivative works of the open source software. The terms of our license to the eCos application require us to make source code for the derivative works freely available to the public, and/or license such derivative works under a particular type of license, rather than the forms of commercial license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software to avoid subjecting our proprietary products to conditions we do not intend, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public, stop distribution of that work and/or recall our products that include that work. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to recall and/or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could impair our ability to compete, result in lower revenues and increase our expenses.

We may need to raise additional funds in the future, which may not be available to us on terms acceptable to us, or at all.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our storage products in order to take advantage of business opportunities or respond to competitive pressures, which could result in lower revenues and reduce the competitiveness of our storage product offerings.

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

The market price of our common stock and the securities of other technology companies has been and may continue to be highly volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	quarterly variations in our results of operations or those of our competitors;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	economic developments in the storage industry as a whole;

•	general economic conditions and slow or negative growth of related markets;

•	changes in financial estimates including our ability to meet our future revenues and operating profit or loss projections;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	disruption to our operations;

•	any major change in our board of directors or management; and

•	changes in governmental regulations.

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

Our directors and executive officers and their affiliates beneficially own approximately 28.6% of our outstanding common stock, as of February 26, 2010. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the division of our board of directors into three classes;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for the advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock;

•	the elimination of the rights of stockholders to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors; and

•	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in leased facilities in Eden Prairie, Minnesota, consisting of approximately 106,000 square feet of office space. Our leases expire at various dates through February 2014. These facilities accommodate our principal engineering, sales, marketing, operations and finance and administrative activities. We do not own any real property. We believe that our leased facilities are adequate for our anticipated future needs.

Item 3.	Legal Proceedings

In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against us and 14 other storage vendors, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We filed an answer to Data Network’s complaint denying any liability and are vigorously contesting the lawsuit. We have accrued an immaterial amount of what we believe to be the probable costs in connection with this matter.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has been traded on the New York Stock Exchange, or NYSE, under the ticker symbol “CML” since March 23, 2009. Prior to March 23, 2009, our common stock was traded on the NYSE Arca under the ticker symbol “CML” since it began trading on October 10, 2007. The following table sets forth, for the period indicated, the range of high and low sale prices of our common stock, as reported by the NYSE Arca with respect to the period from January 1, 2008 through March 20, 2009 and by the NYSE for the period from March 23, 2009 through December 31, 2009.

	Prices
	High	Low

2009
Fourth Quarter	$23.84	$17.23
Third Quarter	$18.68	$13.83
Second Quarter	$15.80	$9.94
First Quarter	$14.18	$9.83
2008
Fourth Quarter	$12.68	$7.15
Third Quarter	$15.20	$10.00
Second Quarter	$13.93	$9.33
First Quarter	$12.90	$7.62

There were 186 stockholders of record of our common stock as of February 26, 2010. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Stockholder Return Comparison

The following graph shows the cumulative 26-month total return of an investment of $100 on October 10, 2007, the date we became a public company, for our common stock on NYSE (or the NYSE Arca for applicable periods), in the Russell 2000 Index and the NASDAQ Computer Index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among Compellent Technologies, Inc., The Russell 2000 Index
And The NASDAQ Computer Index

*	$100 invested on 10/10/07 in stock or 9/30/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

Unregistered Sales of Equity Securities

None.

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

As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of a $2.0 million. As of February 26, 2010, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005, are derived from audited consolidated financial statements and the notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)

Statement of Operations Data:
Revenues
Product	$90,938	$72,417	$42,831	$19,996	$8,670
Support and services	34,337	18,479	8,368	3,337	1,241

Total revenues	125,275	90,896	51,199	23,333	9,911
Cost of revenues
Product	45,809	34,949	21,554	9,897	4,915
Support and services	11,592	7,011	4,423	2,774	1,047

Total cost of revenues	57,401	41,960	25,977	12,671	5,962

Gross profit	67,874	48,936	25,222	10,662	3,949
Operating expenses
Sales and marketing	45,392	35,834	23,520	10,562	5,504
Research and development	12,687	10,060	7,632	5,675	5,241
General and administrative	6,066	6,224	3,324	1,565	2,468

Total operating expenses	64,145	52,118	34,476	17,802	13,213

Operating income (loss)	3,729	(3,182)	(9,254)	(7,140)	(9,264)
Other income, net	1,782	2,766	1,425	316	138

Income (loss) before income taxes	5,511	(416)	(7,829)	(6,824)	(9,126)
Income tax expense	718	—	—	—	—

Net income (loss)	4,793	(416)	(7,829)	(6,824)	(9,126)
Accretion of redeemable convertible preferred stock	—	—	—	6,330	32

Net income (loss) attributable to common stockholders	$4,793	$(416)	$(7,829)	$(13,154)	$(9,158)

Net income (loss) per common share, basic	$0.16	$(0.01)	$(0.77)	$(3.29)	$(2.35)
Net income (loss) per common share, diluted	$0.15	$(0.01)	$(0.77)	$(3.29)	$(2.35)
Weighted average shares, basic	30,851	30,471	10,219	4,003	3,897
Weighted average shares, diluted	31,915	30,471	10,219	4,003	3,897

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$29,155	$51,989	$82,382	$15,106	$2,037
Short-term investments	35,218	29,146	11,350	258	—
Working capital	67,936	81,131	95,255	17,685	1,688
Long-term investments	59,472	19,153	—	—	—
Total assets	173,947	128,057	113,376	26,407	6,006
Total liabilities	53,915	29,791	17,960	8,503	3,736
Redeemable convertible preferred stock	—	—	—	—	30,655
Total stockholders’ equity (deficit)	$120,032	$98,266	$95,416	$17,904	$(28,385)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding our revenues, gross profit and operating expenses;

•	our expectations regarding unfavorable economic conditions, including lessening demand in the information technology market;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.

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

Overview

We are a leading provider of enterprise-class network storage solutions that are highly scalable, feature rich and designed to be easy to use and cost effective. Our Storage Center solution is a Storage Area Network, or SAN, that enables users to intelligently store, recover and manage large amounts of data by combining our sophisticated software with standards-based hardware into a single integrated solution. As of December 31, 2009, Storage Center was being utilized by 1,812 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competing storage systems.

We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. We have built a strong internal sales team, which is spread geographically throughout the United States and in certain international markets, to assist our channel partners with, among other things, executive sales calls, service and support offerings, product matter expertise, configuration and pricing, joint sales calls, product demonstrations and design assistance. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house or outsourced manufacturing. We believe these combined strategies create an efficient and scalable business model that enables us to reduce operating costs and improve capital efficiency.

Key Financial Measures and Trends

Sources of Revenues

Revenues are comprised of product revenues, consisting of software and hardware revenues, and support and services revenues. A sale of Storage Center is typically comprised of (a) an upfront fully-paid perpetual end-user license fee, (b) the associated hardware components, (c) a software maintenance arrangement that includes telephone support, bug fixes and potential unspecified product updates, (d) a hardware maintenance agreement that includes telephone support and on-site repairs and replacement and (e) in certain cases, professional services for installation, training and consulting support. Substantially all of our revenues consist of product revenue from sales of Storage Center. We expect that support and services revenues will grow on an absolute basis as our installed base of end users continues to grow, but will remain relatively consistent as a percentage of total revenues.

We offer our products and services through value-added resellers, which we refer to as channel partners. Our channel partners purchase our products after they have received a purchase order from an end user, as they do not maintain an inventory of our products in anticipation of sales to end users. For 2009, 2008 and 2007, our top ten channel partners accounted for 42%, 47% and 45% of our revenues, respectively. One channel partner, AMEX, Inc., accounted for 15% and 12% of total revenues for the years ended December 31, 2009 and 2008, respectively. Another channel partner, Insight Investments, accounted for 10% and 13% of total revenues for the years ended December 31, 2008 and 2007, respectively.

Our systems are modular and highly configurable. Variations in these configurations affect our average system order size and can significantly impact our overall revenues, cost of revenues and gross profit performance. Our revenues within a particular quarter are often significantly affected by the unpredictable procurement patterns of our end users. Historically, we have generated the majority of our revenues in the final month of each quarter primarily because many of our end users do not finalize their purchasing decisions until the final weeks or days of a quarter. We expect these purchasing patterns to continue in the future.

Product Revenues

Product revenues consist of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. We also derive a portion of our product revenues from software and hardware upgrades, which include new software applications and additional hardware components. We expect that product revenues will increase on an absolute basis if we are able to execute our business strategy.

Support and Services Revenues

Support and services revenues consist of software and hardware maintenance contracts, which typically have a duration of one to three years, and professional services for installation, training and consulting support.

Maintenance.  We offer software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Revenues are deferred at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement. Our historical experience has shown us that substantially all of our end users have renewed their maintenance agreements upon expiration of their existing maintenance agreements. We anticipate that maintenance revenues will grow on an absolute basis as our installed base of end users continues to grow, but will remain relatively consistent as a percentage of total revenues.

Professional Services.  We generally sell professional services on a time-and-materials basis and recognize revenues when the services are performed. Professional services include installation, training and consulting support. We expect that professional services revenues will grow on an absolute basis as our installed base of end users continues to grow, but remain relatively consistent as a percentage of total revenues.

Cost of Revenues and Gross Profit

Cost of revenues is comprised of cost of product revenues and cost of support and services. Cost of product revenues consist primarily of the cost of component hardware charged by our component suppliers, shipping and handling, provisions for excess and obsolete inventory, overhead allocations, and employee salaries, benefits, and stock-based compensation expense. We expect cost of product revenues to increase in absolute dollars, but remain relatively constant as a percentage of total product revenues. Cost of support and services consists of employee salaries, benefits, stock-based compensation expense for our customer service and technical support team and service fees charged by our third-party hardware maintenance provider. We expect cost of support and services revenues to increase as we expand the size of our customer service and technical support team and incur increased third-party services fees associated with anticipated future revenues growth.

Our gross profit has been and will be affected by many factors, including:

•	the demand for Storage Center and related services;

•	discount levels and price competition;

•	average system order size and end user mix;

•	hardware and software component mix;

•	the cost of component;

•	the level of fixed costs of customer service and personnel;

•	the mix of services as a percentage of revenue;

•	new product introductions and enhancements; and

•	geographic sales mix.

We do not expect any material changes to our gross profit, as compared to current levels.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire a significant number of new employees to support our anticipated growth.

Our business strategy is to be a leading provider of enterprise-class network storage solutions. For us to achieve our goals, substantial investments in our infrastructure were, and continue to be, necessary to facilitate rapid expansion. Our sales and marketing team geographically covers the entire United States, and certain international markets, with employees predominately located at either our corporate headquarters or working remotely. With our increased sales and marketing headcount, and the correlating growth in our revenues, we have also expanded our support functions such as sales management, sales operations, information technology, finance and human resources to leverage our corporate structure to further our business strategy.

Sales and Marketing.  Sales and marketing expense consists primarily of:

•	salaries, related personnel costs and stock-based compensation expense for our sales and marketing personnel;

•	commissions;

•	travel expenses;

•	marketing programs; and

•	other related overhead.

We expect sales and marketing expense to increase on an absolute basis for the foreseeable future as we increase the number of sales and marketing professionals and, to a lesser extent, increase our marketing activities. We expect sales and marketing expense to decrease as a percentage of revenues if our revenues grow as we anticipate.

Research and Development.  Research and development expense consists primarily of:

•	salaries, related personnel costs and stock-based compensation expense for our research and development personnel;

•	depreciation on equipment; and

•	other related overhead.

To date, all of our research and development expenses have been expensed as incurred. We expect research and development expense to increase on an absolute basis for the foreseeable future as we enhance and expand our product offerings. We expect research and development expense to decrease as a percentage of revenues if our revenues grow as we anticipate.

General and Administrative.  General and administrative expense consists primarily of:

•	salaries, related personnel costs and stock-based compensation for our finance, human resource, and information technology personnel and certain executive officers;

•	accounting, tax and legal professional fees; and

•	other related overhead.

We expect general and administrative expenses to increase on an absolute basis for the foreseeable future as we increase personnel to support growth of our operations. We expect general and administrative expenses to decrease as a percentage of revenues if our revenues grow as we anticipate.

Other Income, net

Other Income, net.  Other income, net consists primarily of interest income and realized gains and losses on investments.

Income Tax Expense

Income Tax.  Income tax expense consists primarily of U.S. federal alternative minimum income tax expense, state income tax expenses and foreign income tax expenses.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, we are required to make various estimates, judgments and assumptions that have a significant impact on the results reported in the consolidated financial statements. We base our estimates on historical experience and other assumptions that we believed to be reasonable under the circumstances. Changes to these estimates could have a material effect on our consolidated financial statements. We have discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.

Our significant accounting policies can be found in Note 1 of our Notes to the consolidated financial statements. We believe the following accounting policies may include a higher degree of judgment and complexity in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Revenue Recognition

We recognize product revenues when:

•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.

•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment as title transferred. Products shipped with acceptance criteria are not recognized as revenues until all conditional criteria are satisfied.

•	The Fee is Fixed or Determinable. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.

•	Collectability is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectability is probable based upon our review process, revenues are recognized upon cash receipt.

We use channel partners to sell our products. Revenues under channel partner arrangements are not recognized until delivery occurs, the fee is fixed and determinable, collectability is probable and supported, and an end user has been identified. We maintain contractual arrangements with our channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment. In circumstances where we sell directly to an end user, our revenues are the price we charge the end user and revenues are recognized upon delivery.

A sale is typically a multiple-element arrangement including software, hardware, software maintenance, hardware maintenance and, in certain cases, services. Our determination of fair value of each element in these multiple-element arrangements is based on vendor-specific objective evidence, or VSOE. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenues to all undelivered elements of a contract. VSOE is evaluated and determined by us based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenues from software and hardware are recognized upon delivery using the residual method, and revenues from software maintenance and hardware maintenance are recognized ratably over the respective support period. For multiple-element arrangements that include only hardware and hardware maintenance, we have determined that we have objective and reliable evidence of fair value to allocate revenues separately to hardware and hardware maintenance.

We generally sell professional services on a time-and-materials basis and recognize revenues when the services are performed.

Allowance for Doubtful Accounts

In the vast majority of sales, we sell our products to channel partners for resale to end users. In certain limited circumstances, we may sell directly to the end user, primarily due to concerns of the credit worthiness of the channel partner. We perform ongoing evaluations of our channel partners and end users and continuously monitor collections and payments. We record an allowance for doubtful accounts for potentially uncollectible receivables. The allowance is established based on a specific assessment of accounts with known collection exposure, a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Our actual bad debt exposure could differ significantly from our estimates if the financial condition of our channel partners or end users were to deteriorate, resulting in an impairment of their ability to make payments.

Inventory Valuations

Inventories are recorded at the lower of cost, determined on the first-in, first-out method, or market value (estimated net realizable value). Each quarter, we evaluate our inventories for obsolescence and excess quantities. We record provisions for excess and obsolete inventory. The amounts of these provisions are based upon our analysis of current inventory levels, expected product lives, historical loss trends and projections of future sales demand. However, our inventory provision may not be sufficient if future demand for our products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by us. Under these and other circumstances, additional inventory write-downs would be required and would adversely affect income in the period the write-down is made.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value. Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include the risk free interest rate, the expected life of the option, stock price volatility, the dividend yield and the forfeiture rate. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life of the options at their grant date. The expected life of the options is based on evaluations of historic expected lives from a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. Volatility is based on historic volatilities from traded shares of the same publicly traded peer group. We have not paid dividends in the past and do not expect to in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Any changes in these highly subjective assumptions could significantly impact the amount of stock-based compensation expense recognized, which could have a material impact on our financial statements.

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for financial statement and income tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in our expectations regarding future taxable income, the relationship between book and taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We have recorded unrecognized tax benefits of $430,000 at December 31, 2009, which are netted against the corresponding deferred tax assets on the balance sheet.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards, federal and state research and development credit carryforwards and federal alternative minimum tax, or AMT, credit carryforwards. As of December 31, 2009, we had federal tax NOL carryforwards of approximately $24.2 million. The NOL carryforwards are available to offset taxable income through 2027 and will begin to expire in 2022. Our various state NOL carryforwards are available to offset future state taxable income. These state NOL carryforwards typically will have the same expirations as our federal tax NOL carryforwards. We had approximately $1.6 million of federal research and development credit carryforwards, $578,000 of state research and development credit carryforwards and $278,000 of federal AMT credit carryforwards. The federal and state research and development credit carryforwards will begin to expire in 2022, while the federal AMT credit carryforwards do not have an expiration date. In addition, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership could place limitations on the availability of our NOL carryforwards.

Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible, our past history of losses and the positive and negative evidence available, we have concluded it is more likely than not that we will not realize the benefits of our net deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2009 and 2008 of $14.2 million and $15.1 million, respectively. We continue to evaluate the realization of deferred tax assets and at the point in time when we determine that it is more likely than not that a portion of our deferred tax assets will be realized, we will evaluate our valuation allowance and release an amount that is expected to be realized.

Results of Operations

The following table sets forth a summary of our Consolidated Statements of Operations and the related changes for the periods indicated (in thousands):

	Year Ended				Year Ended
	December 31,		Change		December 31,		Change
	2009	2008	$	%	2008	2007	$	%

Revenues
Product	$90,938	$72,417	$18,521	25.6%	$72,417	$42,831	$29,586	69.1%
Support and services	34,337	18,479	15,858	85.8	18,479	8,368	10,111	120.8

Total revenues	125,275	90,896	34,379	37.8	90,896	51,199	39,697	77.5
Cost of revenues
Product	45,809	34,949	10,860	31.1	34,949	21,554	13,395	62.1
Support and services	11,592	7,011	4,581	65.3	7,011	4,423	2,588	58.5

Total cost of revenues	57,401	41,960	15,441	36.8	41,960	25,977	15,983	61.5

Gross profit	67,874	48,936	18,938	38.7	48,936	25,222	23,714	94.0
Operating expenses
Sales and marketing	45,392	35,834	9,558	26.7	35,834	23,520	12,314	52.4
Research and development	12,687	10,060	2,627	26.1	10,060	7,632	2,428	31.8
General and administrative	6,066	6,224	(158)	(2.5)	6,224	3,324	2,900	87.2

Total operating expenses	64,145	52,118	12,027	23.1	52,118	34,476	17,642	51.2

Operating income (loss)	3,729	(3,182)	6,911	*	(3,182)	(9,254)	6,072	65.6
Other income, net	1,782	2,766	(984)	(35.6)	2,766	1,425	1,341	94.1

Income (loss) before income taxes	5,511	(416)	5,927	*	(416)	(7,829)	7,413	94.7
Income tax expense	718	—	718	*	—	—	—	—

Net income (loss)	$4,793	$(416)	$5,209	*	$(416)	$(7,829)	$7,413	94.7%

*	- not a meaningful percentage

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Revenues and the related changes for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%

Revenues
Product	$90,938	72.6%	$72,417	79.7%	$18,521	25.6%
Support and services	34,337	27.4	18,479	20.3	15,858	85.8

Total revenues	$125,275	100.0%	$90,896	100.0%	$34,379	37.8%

Product Revenues.  Product revenues derived from system sales primarily increased due to a 39% increase in the number of systems sold. The increase in systems sales was driven by an increase of 107 channel partners, an increase in sales and marketing headcount to 212 people from 163 people, and additional marketing programs. While we continued to experience lower revenues per megabyte for disk drives, this was offset by increased revenues from enhanced capacity and complexity of systems purchased by our end users. Product revenues derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to 1,812 as of December 31, 2009 from 1,278 as of December 31, 2008.

Support and Services Revenues.  Support revenues increased 87% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenues increased 80% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenues.

Cost of Revenues and Gross Profit

Cost of revenues and gross profit and the related changes for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009		2008
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%

Cost of revenues
Product	$45,809	50.4%	$34,949	48.3%	$10,860	31.1%
Support and services	11,592	33.8	7,011	37.9	4,581	65.3

Total cost of revenues	$57,401	45.8%	$41,960	46.2%	$15,441	36.8%

Gross profit		54.2%		53.8%

Cost of Product Revenues.  Cost of product revenues increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.

Cost of Support and Services Revenues.  Cost of support and services revenues increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $2.0 million related to growth in our customer service and technical support headcount to 63 people from 41 people, increased travel expense of $143,000, increased hardware service fees of $2.0 million charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base and $477,000 for allocations of facilities related costs and depreciation expense.

Gross Profit.  Gross profit increased due to revenues increasing faster than cost of revenues as discussed above.

Operating Expenses

Operating expenses and the related changes for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009		2008
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%

Operating expenses
Sales and marketing	$45,392	36.1%	$35,834	39.4%	$9,558	26.7%
Research and development	12,687	10.1	10,060	11.1	2,627	26.1
General and administrative	6,066	4.8	6,224	6.8	(158)	(2.5)

Total operating expenses	$64,145	51.2%	$52,118	57.3%	$12,027	23.1%

Sales and Marketing Expense.  Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 212 people from 163 people, resulting in a $6.1 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $479,000 increase in sales and marketing related travel and support costs and a $297,000 increase in channel partner commissions due to increased third-party selling activities. Increased marketing efforts led to an additional $2.6 million of expense related to partner programs, trade shows and other promotional activities.

Research and Development Expense.  Research and development expense increased primarily due to an increase in research and development headcount to 75 people from 58 people, resulting in a $2.0 million increase in salaries, employee benefits and stock-based compensation expense. Depreciation expense increased $511,000 due to an increase in our purchases of lab equipment throughout 2009.

General and Administrative Expense.  General and administrative expense decreased primarily due to a decrease in professional and compliance fees of $589,000 for outside legal and consulting services from prior year, which pertained predominately to public company reporting and compliance requirements related to our initial public offering in October 2007. In the prior year, we also incurred $778,000 of additional legal and settlement expenses in defense and settlement of claims brought against us. These decreases were somewhat offset by an increase in salaries, employee benefits and stock-based compensation expense of $983,000 due to an increase in staff headcount in finance, information technology, and human resources from 17 people to 22 people and for compensation increases to reflect current market conditions. In addition, our accounting fees increased $182,000 due to an increase in tax services for one-time projects.

Other Income, Net

Other Income, Net.  Other income, net decreased $984,000 primarily due to decreased interest income resulting from lower interest rates partially offset by interest income on increased cash, cash equivalents and investment balances.

Income Tax Expense

Income Tax Expense.  Income tax expense of $718,000 for the year-ended December 31, 2009 consisted of $256,000 for U.S. federal alternative minimum income tax expense, $409,000 for state income tax expense and $53,000 for foreign income tax expense. There was no income tax expense or benefit incurred in 2008.

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Revenues and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%

Revenues
Product	$72,417	79.7%	$42,831	83.7%	$29,586	69.1%
Support and services	18,479	20.3	8,368	16.3	10,111	120.8

Total revenues	$90,896	100.0%	$51,199	100.0%	$39,697	77.5%

Product Revenues.  Product revenues derived from system sales primarily increased due to a 42% increase in the number of systems sold. The increase in systems sales was driven by an increase of approximately 80 channel partners, an increase in sales and marketing headcount to 163 people from 119 people, and additional marketing programs. While we continued to experience lower revenues per megabyte for disk drives, this was offset by increased revenues from enhanced capacity and complexity of systems purchased by our end users. Product revenues derived from upgrade sales increased due to the ongoing growth in the number of our total end users, which increased to over 1,275 as of December 31, 2008 from over 740 as of December 31, 2007.

Support and Services Revenues.  Support revenues increased 113% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Support pricing remained relatively flat with an adjustment for immaterial inflationary price increases. Services revenues increased 204% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to both an increase in the number of products sold and our efforts to grow services revenues.

Cost of Revenues and Gross Profit

Cost of revenues and gross profit and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%

Cost of revenues
Product	$34,949	48.3%	$21,554	50.3%	$13,395	62.1%
Support and services	7,011	37.9	4,423	52.9	2,588	58.5

Total cost of revenues	$41,960	46.2%	$25,977	50.7%	$15,983	61.5%

Gross profit		53.8%		49.3%

Cost of Product Revenues.  Cost of product revenues increased primarily due to increased component hardware costs associated with the increased number of systems and upgrades purchased by our end users.

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

Gross Profit.  Gross profit increased due to revenues increasing faster than cost of revenues as discussed above.

Operating Expenses

Operating expenses and the related changes for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2008		2007
		% of Total		% of Total	Change
	$	Revenues	$	Revenues	$	%

Operating expenses
Sales and marketing	$35,834	39.4%	$23,520	45.9%	$12,314	52.4%
Research and development	10,060	11.1	7,632	14.9	2,428	31.8
General and administrative	6,224	6.8	3,324	6.5	2,900	87.2

Total operating expenses	$52,118	57.3%	$34,476	67.3%	$17,642	51.2%

Sales and Marketing Expense.  Sales and marketing expense increased primarily due to an increase in sales and marketing headcount to 163 people from 119 people, resulting in a $9.8 million increase in salaries, employee benefits, commissions and stock-based compensation expense, a $942,000 increase in sales and marketing related travel and support costs and a $661,000 increase in channel partner commissions due to increased third-party selling activities. Increased marketing efforts led to an additional $624,000 of expense related to partner programs, trade shows and other promotional activities.

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

Other Income, Net

Other Income, Net.  Other income, net increased primarily due to increased interest income resulting from higher cash and cash equivalent and investment balances following the closing of the initial public offering in October 2007.

Liquidity and Capital Resources

We completed an initial public offering of our common stock on October 9, 2007 in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We also completed a secondary offering of our common stock on November 17, 2009 in which we sold 600,000 shares of our common stock at $19.25 per share for cash proceeds of $10.7 million, net of underwriting discounts and commissions and offering expenses. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation. Our cash, cash equivalents and short and long-term investments are held in highly liquid money market funds, federal agency securities, corporate debt securities, certificates of deposit, and variable rate demand notes.

Our cash, cash equivalents and short-term investments available to fund current operations were $64.4 million and $81.1 million at December 31, 2009 and 2008, respectively. Our cash, cash equivalents and short-term investment balances decreased between periods due to movement of funds into long-term securities to capture higher interest rates. We held $59.5 million and $19.2 million of long-term investments at December 31, 2009 and 2008, respectively. Additionally, cash provided by operating activities for the year ended December 31, 2009 was $14.9 million compared to $7.8 million for the year ended December 31, 2008.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in) operating activities	$14,939	$7,849	$(3,476)
Net cash used in investing activities	(50,438)	(39,107)	(13,990)
Net cash provided by financing activities	12,665	865	84,742

Net (decrease) increase in cash and cash equivalents	$(22,834)	$(30,393)	$67,276

Operating Activities

Cash provided by operating activities was $14.9 million in 2009. We had net income of $4.8 million, which included non-cash charges consisting of $2.4 million in depreciation and $4.1 million in stock-based compensation expense. Cash provided by other operating activities included an increase in deferred revenues of $17.6 million and an increase in accounts payable of $6.1 million, partially offset by an increase in accounts receivable of $17.5 million. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenues ratably over the term of the agreement. The increase in accounts payable relates to increased inventory purchases at the end of the current year as a result of increased sales in the fourth quarter. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations.

Cash provided by operating activities was $7.8 million in 2008. We incurred a net loss of $416,000, which included non-cash charges consisting of $1.6 million in depreciation and $2.2 million in stock-based compensation expense related to employees. Cash provided by other operating activities included an increase in deferred revenues of $10.1 million and an increase in accrued compensation and accrued liabilities of $2.2 million, partially offset by an increase in accounts receivable of $5.9 million. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenues ratably over the term of the agreement. The increase in accrued compensation and accrued liabilities relates predominately to increased employee costs for salaries, vacation, bonuses and commissions due to increased headcount, timing of payroll, and overall expansion of our operations and customer base. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations.

Cash used in operating activities was $3.5 million in 2007. We incurred a net loss of $7.8 million, which included non-cash charges consisting of $1.2 million in depreciation and $642,000 in stock-based compensation expense related to employees. Cash used in other operating activities included an increase in accounts receivable of $5.4 million, more than offset by an increase in deferred revenues of $6.6 million and an increase in accrued compensation and accrued liabilities of $2.1 million. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenues ratably over the term of the agreement. The increase in accrued compensation and accrued liabilities relates predominately to increased employee costs for salaries, vacation, bonuses and commissions due to increased headcount, timing of payroll, and overall expansion of our operations and customer base.

Investing Activities

Cash used in investing activities was $50.4 million in 2009, consisting primarily of $4.1 million for purchases of property and equipment and $123.4 million for purchases of investments, partially offset by sales and maturities of investments of $77.0 million.

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

Financing Activities

Cash provided by financing activities was $12.7 million from the issuance of 306,000 shares of common stock in conjunction with the 2007 Employee Stock Purchase Plan and the exercise of stock options with cash proceeds of $2.0 million and from the issuance of 600,000 shares of common stock in conjunction with a secondary offering in November 2009 with cash proceeds of $10.7 million, net of offering expenses.

Cash provided by financing activities was $865,000 in 2008, largely from the issuance of common stock in conjunction with the 2007 Employee Stock Purchase Plan and pursuant to the exercise of stock options.

Cash provided by financing activities was $84.7 million in 2007, primarily from the issuance of 6,900,000 shares of common stock in conjunction with our initial public offering in October 2007 with cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses.

Operating and Capital Expenditure Requirements

We anticipate using available cash to fund growth in operations and further investments in human capital and capital equipment. In the next twelve months, capital expenditures are expected to be in the range of approximately $6.5 million to $7.5 million, primarily for product development. We believe our current cash and cash equivalents, investments, and the interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$6,176	$1,234	$3,079	$1,863	$—

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to our corporate headquarters in Eden Prairie, Minnesota and office equipment.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codificationtm, or the Codification or ASC, and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the Codification is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was effective for us in the third quarter of fiscal 2009. The principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Codification did not have an impact on our financial condition or results of operation.

In October 2009, the FASB issued the following ASUs:

•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force; and

•	ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.

ASU No. 2009-13:  This guidance modifies the fair value requirements of ASC Subtopic 605-25 Revenue Recognition Multiple-Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and Vendor Objective Evidence (now referred to as third-party evidence, or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14:  This guidance modifies the scope of ASC Subtopic 965-605 Software Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. We plan to adopt these updates on January 1, 2011 on a prospective basis. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates relating to our investment portfolio. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers and limit the amount of credit exposure to any one issuer. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investment in derivative instruments. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of December 31, 2009 primarily included liquid money market accounts and are held with high quality financial institutions and at times, such balances may be in excess of insurance limits. Our investments as of December 31, 2009 included federal agency securities, corporate debt securities, certificates of deposit, and variable rate demand notes. Our investments in variable rate demand notes are not subject to auction risk. We performed a sensitivity analysis on our variable and fixed rate financial investments. According to our analysis, if our blended rate of return decreased by 10% in 2009, our interest income for 2009 would have declined by approximately $239,000. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

We manufacture our products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

We believe that our international entities are subject to risks typical of any international entity, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8.	Financial Statements and Supplementary Data

Compellent Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Compellent Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Compellent Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compellent Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), Compellent Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Compellent Technologies, Inc.

We have audited Compellent Technologies, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of Compellent Technologies, Inc. and subsidiaries based on our audit.

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

In our opinion, Compellent Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compellent Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Minneapolis, Minnesota
March 5, 2010

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share and per share amounts)

Assets
Current assets
Cash and cash equivalents	$29,155	$51,989
Short-term investments	35,218	29,146
Accounts receivable, net of allowances of $1,300 and $654 as of December 31, 2009 and 2008	36,702	19,167
Inventories	4,750	3,564
Other current assets	3,497	1,592

Total current assets	109,322	105,458
Long-term investments	59,472	19,153
Property and equipment, net	5,153	3,446

Total assets	$173,947	$128,057

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,968	$2,885
Accrued compensation	5,489	4,834
Accrued liabilities	1,261	1,480
Deferred revenues, current	25,668	15,128

Total current liabilities	41,386	24,327
Deferred revenues, non-current	12,529	5,464
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 31,674,940 and 30,768,706 shares issued and outstanding as of December 31, 2009 and 2008	32	31
Additional paid in capital	164,885	147,974
Accumulated deficit	(45,062)	(49,855)
Accumulated other comprehensive income	177	116

Total stockholders’ equity	120,032	98,266

Total liabilities and stockholders’ equity	$173,947	$128,057

See accompanying notes to consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Revenues
Product	$90,938	$72,417	$42,831
Support and services	34,337	18,479	8,368

Total revenues	125,275	90,896	51,199
Cost of revenues
Product	45,809	34,949	21,554
Support and services	11,592	7,011	4,423

Total cost of revenues	57,401	41,960	25,977

Gross profit	67,874	48,936	25,222
Operating expenses
Sales and marketing	45,392	35,834	23,520
Research and development	12,687	10,060	7,632
General and administrative	6,066	6,224	3,324

Total operating expenses	64,145	52,118	34,476

Operating income (loss)	3,729	(3,182)	(9,254)
Other income, net	1,782	2,766	1,425

Income (loss) before income taxes	5,511	(416)	(7,829)
Income tax expense	718	—	—

Net income (loss)	$4,793	$(416)	$(7,829)

Net income (loss) per common share, basic	$0.16	$(0.01)	$(0.77)
Net income (loss) per common share, diluted	$0.15	$(0.01)	$(0.77)
Weighted average shares, basic	30,851	30,471	10,219
Weighted average shares, diluted	31,915	30,471	10,219

See accompanying notes to consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Convertible						Accumulated
	Preferred				Additional		Other
	Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)

Balance at December 31, 2006	18,939	$59,366	4,423	$4	$144	$(41,610)	$—	$17,904
Conversion of convertible preferred stock to common stock	(18,939)	(59,366)	18,939	19	59,347	—	—	—
Common stock issued in conjunction with initial public offering, net	—	—	6,900	7	84,601	—	—	84,608
Stock-based compensation expense	—	—	—	—	642	—	—	642
Common stock issued under stock option plan	—	—	138	—	32	—	—	32
Common stock repurchased	—	—	(302)	—	(142)	—	—	(142)
Stock options exercised for unvested restricted common stock	—	—	475	1	—	—	—	1
Vesting of restricted common stock	—	—	—	—	153	—	—	153
Issuance of common stock for services provided	—	—	20	—	47	—	—	47
Net loss	—	—	—	—	—	(7,829)	—	(7,829)

Balance at December 31, 2007	—	$—	30,593	$31	$144,824	$(49,439)	$—	$95,416
Stock-based compensation expense	—	—	—	—	2,166	—	—	2,166
Common stock issued under stock option and employee stock purchase plans	—	—	176	—	865	—	—	865
Vesting of restricted common stock	—	—	—	—	119	—	—	119
Comprehensive income (loss):
Net loss	—	—	—	—	—	(416)	—	(416)
Cumulative translation adjustment	—	—	—	—	—	—	(14)	(14)
Unrealized gain on investments, net	—	—	—	—	—	—	130	130

Total comprehensive loss	—	—	—	—	—	—	—	(300)

Balance at December 31, 2008	—	$—	30,769	$31	$147,974	$(49,855)	$116	$98,266
Secondary offering issuance of stock, net	—	—	600	1	10,657	—	—	10,658
Stock-based compensation expense	—	—	—	—	4,131	—	—	4,131
Common stock issued under stock option and employee stock purchase plans	—	—	306	—	1,960	—	—	1,960
Tax benefits related to stock option exercises	—	—	—	—	47	—	—	47
Vesting of restricted common stock	—	—	—	—	116	—	—	116
Comprehensive income (loss):
Net income	—	—	—	—	—	4,793	—	4,793
Cumulative translation adjustment	—	—	—	—	—	—	(13)	(13)
Unrealized gain on investments, net	—	—	—	—	—	—	74	74

Total comprehensive income	—	—	—	—	—	—	—	4,854

Balance at December 31, 2009	—	$—	31,675	$32	$164,885	$(45,062)	$177	$120,032

See accompanying notes to consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Operating activities
Net income (loss)	$4,793	$(416)	$(7,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,414	1,591	1,208
Stock-based compensation expense	4,131	2,166	642
Excess tax benefits from stock-based compensation	(47)	—	—
Issuance of common stock for services provided	—	—	40
Changes in operating assets and liabilities
Accounts receivable	(17,535)	(5,856)	(5,393)
Inventories	(1,186)	(1,026)	(785)
Other current assets	(1,905)	(546)	(726)
Accounts payable	6,130	(331)	677
Accrued compensation and accrued liabilities	539	2,197	2,140
Deferred revenues	17,605	10,070	6,550

Net cash provided by (used in) operating activities	14,939	7,849	(3,476)
Investing activities
Purchases of property and equipment	(4,121)	(2,288)	(2,898)
Purchases of investments	(123,364)	(98,503)	(11,350)
Proceeds from sales of investments	55,770	48,090	—
Proceeds from maturities of investments	21,277	13,594	258

Net cash used in investing activities	(50,438)	(39,107)	(13,990)
Financing activities
Proceeds from issuance of common stock	1,960	865	33
Proceeds from secondary offering issuance of stock, net	10,658	—	—
Excess tax benefits from stock-based compensation	47	—	—
Proceeds from initial public offering, net	—	—	84,851
Payments for repurchase of common stock	—	—	(142)

Net cash provided by financing activities	12,665	865	84,742

Net (decrease) increase in cash and cash equivalents	(22,834)	(30,393)	67,276
Cash and cash equivalents, beginning of period	51,989	82,382	15,106

Cash and cash equivalents, end of period	$29,155	$51,989	$82,382

Supplemental cash flow disclosure:
Cash paid for taxes	$811	$—	$—
Supplemental non-cash disclosure:
Vesting of restricted common stock	$116	$119	$153
Unrealized gain on available-for-sale investments, net	$74	$130	$—
Conversion of convertible preferred stock to common stock	$—	$—	$59,366
Accounts payable corresponding to IPO expenses	$—	$—	$243
Issuance of common stock for services provided	$—	$—	$7

See accompanying notes to consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Compellent Technologies, Inc., individually or in any combination with its consolidated subsidiaries, “we”, “us”, or “our”, was incorporated in March 2002. We develop, market and service enterprise-class network storage solutions, which include software and hardware. We sell products through an all-channel assisted sales model. Corporate headquarters are in Eden Prairie, Minnesota, and we have channel partners and end users located in the United States and certain international markets.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Principles of Consolidation

Our consolidated financial statements include the accounts of Compellent Technologies, Inc. and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. The reclassifications were deemed immaterial to the financial statements as they had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The items in our consolidated financial statements requiring significant estimates and judgments are revenue recognition, allowance for doubtful accounts, inventory valuations, stock-based compensation and income taxes, each of which is disclosed below and under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K.

Concentrations of Risk

We receive a substantial portion of our revenues from a limited number of channel partners. Our top ten channel partners accounted for 42%, 47%, and 45% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. One channel partner, AMEX, Inc., accounted for 15% and 12% of total revenues for the years ended December 31, 2009 and 2008, respectively. Another channel partner, Insight Investments, accounted for 10% and 13% of total revenues for the years ended December 31, 2008 and 2007, respectively. Loss of one or more of these key channel partners could adversely affect our operating results in the near term.

At December 31, 2009 and 2008 we had amounts due from one customer, AMEX, Inc., that represented over 10% of our accounts receivable balance.

We rely on a limited number of key suppliers to supply components. One supplier, Xyratex Corporation, comprised 36%, 36%, and 28% of total purchases, and another supplier, Bell Microproducts, Inc., comprised 21%, 23%, and 23% of total purchases for the years ended December 31, 2009, 2008 and 2007, respectively. We rely on one third-party hardware maintenance provider. Management believes alternate sources of component materials and maintenance services are available; however, disruption or termination of these relationships could adversely affect our operating results in the near term.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less when acquired. Cash equivalents consist primarily of money market securities at December 31, 2009 and 2008. We hold our cash and cash equivalents with high quality financial institutions and at times, such balances may be in excess of insurance limits.

Investments

Investments are comprised primarily of federal agency securities, corporate debt securities, municipal securities, certificates of deposit, and variable rate demand notes that are classified as available-for-sale and are recorded at their fair market values. Investments with remaining effective maturities of more than twelve months from the balance sheet date are typically classified as long-term investments. However, our portfolio includes variable rate demand notes that have stated maturities beyond twelve months, but are priced and traded as short-term instruments due to the liquidity provided through the interest reset mechanism of 7 to 35 days. Any unrealized holding gains or losses on these investments are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized.

Receivables and Allowance for Doubtful Accounts

We record accounts receivable at face amount less an allowance for doubtful accounts for potentially uncollectible receivables. We perform ongoing evaluations of our channel partners and end users and continuously monitor collections and payments. We record an allowance for doubtful accounts based on a specific assessment of accounts with known collection exposure, a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collections efforts have ceased. To date, accounts receivable balances written off have been within management’s expectations and have not exceeded the allowances provided.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. We record provisions for excess and obsolete inventory based upon our analysis of current inventory levels, expected product lives, historical loss trends and projections of future sales demand.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the related assets or life of the lease.

The estimated useful lives are:

Computer equipment	2 — 3 years
Computer software	2 — 3 years
Office furniture and fixtures	5 years
Leasehold improvements	5 — 7 years

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. The carrying amount of a long-lived asset

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, we have not recognized any impairment loss for property and equipment.

Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation and accrued liabilities approximate fair value due to their short-term maturities.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as cumulative translation adjustments and unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income (loss), are components of comprehensive income.

Revenue Recognition

We recognize product revenues when:

•	Persuasive Evidence of an Arrangement Exists. We determine that persuasive evidence of an arrangement exists by receiving a purchase order or by obtaining a signed quote.

•	Delivery has Occurred. Substantially all products are shipped to end users. Delivery is deemed to have occurred upon shipment as title transferred. Products shipped with acceptance criteria are not recognized as revenues until all conditional criteria are satisfied.

•	The Fee is Fixed or Determinable. Fees are considered fixed and determinable upon establishment of an arrangement that contains the final terms of sale including description, quantity and price of each product or service purchased, and the payment term is less than twelve months.

•	Collectability is Probable. Probability of collection is assessed on a case-by-case basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectability is probable based upon our review process, revenues are recognized upon cash receipt.

We use channel partners to sell our products. Revenues under channel partner arrangements are not recognized until delivery occurs, the fee is fixed and determinable, collectability is probable and supported, and an end user has been identified. We maintain contractual arrangements with our channel partners, which contain provisions that specify that the risk of loss and title transfers upon shipment. In circumstances where we sell directly to an end user, our revenues are the price we charge the end user and revenues are recognized upon delivery.

A sale is typically a multiple-element arrangement including software, hardware, software maintenance, hardware maintenance and, in certain cases, services. Our determination of fair value of each element in these multiple-element arrangements is based on vendor-specific objective evidence, or VSOE. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenues to all undelivered elements of a contract. VSOE is evaluated and determined by us based on separate sales of the specific elements. No software products remain undelivered at the inception of the arrangement. Accordingly, assuming all other revenue recognition criteria are met, revenues from software and hardware are recognized upon delivery using the residual method, and revenues from software maintenance and hardware maintenance are recognized ratably over the respective support period. For multiple-element arrangements that

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include only hardware and hardware maintenance, we have determined that we have objective and reliable evidence of fair value to allocate revenues separately to hardware and hardware maintenance.

Product revenues consist of license fees for software applications and related hardware sales of disk drives, system controllers, host bus adapters, switches and enclosures. We also derive a portion of our product revenues from software and hardware upgrades, which include new software applications and additional hardware components. Revenues from shipping and handling are included in product revenues and its related cost is included in cost of product revenues.

Support and services revenues consist of software and hardware maintenance contracts and professional services for installation, training and consulting support. We offer software maintenance that includes telephone support, bug fixes and unspecified product updates and hardware maintenance that includes telephone support and on-site repairs and replacement. Revenues related to software and hardware maintenance are deferred at the time the maintenance agreement is entered into and is recognized ratably over the term of the maintenance agreement, typically one to three years. We generally sell professional services on a time-and-materials basis and recognize revenues when the services are performed.

Research and Development Costs

Research and development costs relate to software development and enhancements to existing products. All such costs are expensed as incurred. Costs related to the development of software products are capitalized between the time when technological feasibility has been established and when the product is available for general release to customers. To date, we have not capitalized any software development costs as the time has been short and the costs have been immaterial from the date of establishing technological feasibility to the date of commercial release.

Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for financial statement and income tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in our expectations regarding future taxable income, the relationship between book and taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We have recorded unrecognized tax benefits of $430,000 at December 31, 2009, which are netted against the corresponding deferred tax assets on the balance sheet.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards, federal and state research and development credit carryforwards and federal alternative minimum tax, or AMT, credit carryforwards. As of December 31, 2009, we had federal tax NOL carryforwards of approximately $24.2 million. The NOL carryforwards are available to offset taxable income through 2027 and will begin to expire in 2022. Our various state NOL carryforwards are available to offset future state taxable income. These state NOL carryforwards typically will have the same expirations as our federal tax NOL carryforwards. We had approximately $1.6 million of federal research and development credit carryforwards, $578,000 of state research and development credit carryforwards and $278,000 of federal AMT credit carryforwards. The federal and state research and development credit

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards will begin to expire in 2022, while the federal AMT credit carryforwards do not have an expiration date. In addition, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership could place limitations on the availability of our NOL carryforwards.

Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible, our past history of losses and the positive and negative evidence available, we have concluded it is more likely than not that we will not realize the benefits of our net deferred tax assets. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2009 and 2008 of $14.2 million and $15.1 million, respectively. We continue to evaluate the realization of deferred tax assets and at the point in time when we determine that it is more likely than not that a portion of our deferred tax assets will be realized, we will evaluate our valuation allowance and release an amount that is expected to be realized.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As we had net losses for the years ended December 31, 2008 and 2007, all potential common shares were determined to be anti-dilutive. Accordingly, diluted net loss per common share is equivalent to basic net loss per common share for the years ended December 31, 2008 and 2007.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to employees and non-employee directors in our income statement based on their fair values at the date of grant. We recognize stock-based compensation expense on a straight-line basis over the vesting period for all awards, net of an estimated forfeiture rate, resulting in the recognition of compensation expense for only those shares expected to vest. Compensation expense is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. See Note 8 for additional discussion.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codificationtm, or the Codification or ASC, and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the Codification is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was effective for us in the third quarter of fiscal 2009. The principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Codification did not have an impact on our financial condition or results of operation.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC Subtopic 605-25 Revenue Recognition-Multiple-Element

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and Vendor Objective Evidence (now referred to as third-party evidence, or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

In October 2009, the FASB issued ASU No. 2009-14, “Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the scope of ASC Subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. We plan to adopt these updates on January 1, 2011 on a prospective basis. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

2.	Fair Value Measurements and Investments

Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the measurement date. A hierarchy for inputs used in measuring fair value is in place to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The following table presents information about our financial assets included in our consolidated balance sheets that are measured at fair value on a recurring basis for the periods presented, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market.

	December 31,	Fair Value Measurements at December 31, 2009 Using:
Description	2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale investments:
Corporate debt securities(1)	$50,172	$50,172	$—	$—
Variable rate demand notes(2)	6,806	—	6,806	—
U.S. agency securities(1)	27,394	—	27,394	—
Municipal bonds(1)	5,925	—	5,925	—
Commercial paper(2)	2,998	—	2,998	—
Certificates of deposit(2)	1,396	—	1,396	—
Money market funds(4)	27,878	27,878	—	—

Total	$122,569	$78,050	$44,519	$—

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	Fair Value Measurements at December 31, 2008 Using
Description	2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale investments:
Corporate debt securities(1)	$12,934	$11,363	$1,571	$—
Variable rate demand notes(1)	7,291	—	7,291	—
U.S. agency securities(1)	23,612	—	23,612	—
Certificates of deposit(3)	7,406	—	7,406	—
Money market funds(4)	36,496	36,496	—	—

Total	$87,739	$47,859	$39,880	$—

(1)	Included in short-term and long-term investments on the consolidated balance sheets.

(2)	Included in short-term investments on the consolidated balance sheets.

(3)	Included in cash and cash equivalents and short-term investments on the consolidated balance sheets.

(4)	Included in cash and cash equivalents on the consolidated balance sheets.

Available-for-sale investments are carried at fair value based on unadjusted quoted market prices, if available, and are based on significant observable inputs when quoted market prices are not available. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data.

Investments

The amortized cost, gross unrealized gains and losses, fair values and contractual maturities of available-for-sale investments for the periods presented, consist of the following (in thousands):

			Gross Unrealized
At December 31, 2009	Contractual Maturities	Cost	Gains	Losses	Fair Value

Corporate debt securities	Less than 3 years	$49,972	$323	$(123)	$50,172
Variable rate demand notes	Less than 12 months	6,806	—	—	6,806
U.S. agency securities	Less than 3 years	27,399	34	(39)	27,394
Municipal bonds	Less than 2 years	5,915	13	(3)	5,925
Commercial paper	Less than 12 months	2,998	—	—	2,998
Certificates of deposit	Less than 12 months	1,396	—	—	1,396
Money market funds	Less than 12 months	27,878	—	—	27,878

Total		$122,364	$370	$(165)	$122,569

At December 31, 2008
Corporate debt securities		$12,899	$52	$(17)	$12,934
Variable rate demand notes		7,291	—	—	7,291
U.S. agency securities		23,514	98	—	23,612
Certificates of deposit		7,409	—	(3)	7,406
Money market funds		36,496	—	—	36,496

Total		$87,609	$150	$(20)	$87,739

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our proceeds from sales and maturities of available-for-sale investments were $77.0 million, $61.7 million and $0.3 million in 2009, 2008 and 2007, respectively. We realized gross gains of $82,000, $13,000 and $0 and no gross losses on those sales and maturities in 2009, 2008 and 2007, respectively.

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2009	2008

Component materials	$1,652	$280
Finished systems	3,098	3,284

	$4,750	$3,564

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008

Computer equipment	$8,855	$5,510
Computer software	951	710
Office furniture and fixtures	1,200	820
Leasehold improvements	1,217	1,065

	12,223	8,105
Accumulated depreciation and amortization	(7,070)	(4,659)

	$5,153	$3,446

Depreciation and amortization expense was $2.4 million, $1.6 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

5.	Reverse Stock Split

On September 14, 2007, we effected a one-for-two-and-one-half (1:2.5) reverse split of our common stock and convertible preferred stock. In this report, share and per share data have been adjusted retroactively to reflect the reverse stock split.

6.	Convertible Preferred Stock

The following outstanding classes of convertible preferred stock were outstanding at December 31, 2006:

•	Series A-1 preferred stock; $0.001 par value, 7,723,996 shares authorized; 7,723,994 issued and outstanding.

•	Series A-2 preferred stock; $0.001 par value, 4,104,791 shares authorized; 4,104,788 issued and outstanding.

•	Series B preferred stock; $0.001 par value, 4,943,154 shares authorized; 4,943,149 issued and outstanding.

•	Series C preferred stock; $0.001 par value, 2,167,238 shares authorized; 2,167,233 issued and outstanding.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holders of preferred stock could, at their option, convert at any time their shares of preferred stock into shares of common stock. Each share of preferred stock could be automatically converted into shares of common stock if 70% of the shares of preferred stock, voting as a single class voted in favor of a conversion or if a public offering is closed at $20.78 (amended to $8.00 on September 14, 2007 in conjunction with the reverse stock split — see Note 5) or more per share and cash proceeds (net of underwriting discounts, commissions and expenses) to us of at least $30 million (see Note 7), in each case at the conversion rate on the date of the event. The preferred stock was converted to common stock on a 1-for-1 ratio at the time of the public offering.

7.	Initial Public Offering and Secondary Offering

On October 9, 2007, we completed an initial public offering in which we sold 6,900,000 shares of common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. In connection with the closing of the initial public offering, all of our shares of convertible preferred stock outstanding at the time of the closing of the offering were automatically converted into 18,939,164 shares of common stock and we filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

On November 17, 2009, we completed a secondary offering in which we sold 600,000 shares of our common stock at $19.25 per share for cash proceeds of $10.7 million, net of underwriting discounts and commissions and offering expenses.

8.	Stock-Based Compensation

2007 Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan, or ESPP, became effective in October 2007 in conjunction with our initial public offering, and authorizes, as of December 31, 2009, the issuance of 1,717,490 shares of common stock pursuant to purchase rights granted to our employees or to employees of our designated affiliates. Generally, all employees, including executive officers, may participate in the ESPP and may contribute up to the lesser of 15% of their earnings or the statutory limit under the U.S. Internal Revenue Code for the purchase of our common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering period or (b) 85% of the fair market value of a share of common stock on the date of purchase. Standard offering periods are approximately six months in duration, with purchase dates on or about May 15 and November 15. During the years ended December 31, 2009 and 2008, there were 113,946 and 88,996 shares of common stock purchased under the ESPP, respectively. The weighted average purchase price was $8.53 and $8.57 per share for the years ended December 31, 2009 and 2008, respectively.

2002 Stock Option Plan

The 2002 Stock Option Plan, or 2002 Plan, became effective in July 2002. Options granted under this plan typically vest over a four-year period and expire within a maximum term of ten years from the date of grant. New common shares are issued upon exercise of stock options. Certain stock option agreements include early exercise provisions; however, we retain the right to repurchase any unvested shares. In conjunction with our initial public offering, the 2002 Plan was terminated in October 2007 and no further awards may be granted under this plan.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan, or 2007 Plan, became effective in October 2007 in conjunction with our initial public offering. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees,

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including officers, non-employee directors and consultants. The aggregate number of shares of common stock that may be issued, as of December 31, 2009, pursuant to stock awards under the 2007 Plan is 6,654,486, plus any shares subject to outstanding stock awards granted under the 2002 Plan that expire or terminate for any reason prior to their exercise or settlement. The 2007 Plan also provides that grants of incentive and nonstatutory stock options cannot be less than 100% of the fair market value of our common stock on the date of grant. Options typically vest over a four-year period and expire within a maximum of ten years from the date of grant. New common shares are issued upon exercise of stock options.

A summary of option activity for the 2002 and 2007 Plans for the year ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Shares	per Share	Life	Value

Options outstanding at December 31, 2008	2,539,035	$6.70	6.94	$8,591,841
Granted	1,155,412	14.11	—	—
Exercised	(192,288)	5.21	—	—
Cancelled	(128,098)	10.50	—	—

Options outstanding at December 31, 2009	3,374,061	$9.19	6.00	$45,521,477

Options exercisable at December 31, 2009	1,469,868	$6.13	6.01	$24,327,413

Cash received from the exercise of stock options was $2.0 million, $865,000 and $33,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $47,000 for the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $896,000, and $2.8 million, respectively.

As of December 31, 2009, there is a total of 4,157,019 shares of common stock reserved for future grants to eligible employees, directors, and outside consultants under our 2007 Plan.

Stock-Based Compensation Expense

We estimate the grant date fair value of stock-based awards using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.14%	2.86%	4.46%
Expected life (years)	5	5	5
Expected volatility	52.47%	50.69%	63.72%
Expected dividend yield	—	—	—

We review these assumptions at the time of each new option award and adjust them as necessary to ensure proper option valuation. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards at the grant date. The expected life represents the period that the stock option awards are expected to be outstanding. The expected life is based on an evaluation of historic expected lives from a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment. Volatility is based on historic volatilities from

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded shares of the same publicly traded peer group. The expected dividend yield is zero, as we have not paid or declared any dividends on our common stock and do not expect to pay dividends in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Forfeitures have been insignificant during each of the periods presented herein.

The stock-based compensation expense for the 2007 Plan, 2002 Plan and ESPP included in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Cost of product	$50	$207	$91
Cost of support and services	194	—	—
Sales and marketing	1,848	979	430
Research and development	761	421	154
General and administrative	1,278	559	87

Stock-based compensation expense before income tax benefit	4,131	2,166	762
Income tax benefit	(47)	—	—

Total stock-based compensation expense, net of tax benefit	$4,084	$2,166	$762

The total number of options granted during the years ended December 31, 2009, 2008 and 2007 were 1.2 million, 1.4 million and 929,000, respectively. The weighted-average fair values of the options granted during the years ended December 31, 2009, 2008 and 2007 were $6.56, $4.43, and $4.68, respectively.

As of December 31, 2009 and 2008 there was $10.4 million and $7.0 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our stock option plans. As of December 31, 2009 and 2008 this expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and 2.6 years, respectively.

Stock Options Exercised for Unvested Restricted Common Stock

Certain stock options granted under the 2002 Stock Option Plan provide the employee option holder the right to early exercise unvested options in exchange for shares of restricted common stock. The restrictions on such common stock lapse over a time frame similar to how the original underlying options vested. We have a right to repurchase any unvested restricted shares at the original exercise price in the event the respective optionee’s employment is terminated. This right usually lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. The cash received from employees for early exercise of unvested options is treated as a refundable deposit and is recorded as a liability in our financial statements. There were no early exercises of options during the years ended December 31, 2009 and 2008, and for the year ended December 31, 2007 cash received for early exercise of options was $429,000.

During the year ended December 31, 2007, we purchased 301,667 unvested shares of restricted stock at a price of $1.25 per share, which was above the original exercise price of $0.30 per share. We also issued new option agreements to purchase the same number of shares at an exercise price of $1.25 per share. These transactions resulted in substance to be a modification of the original award. We fair valued the original award just before the modification and the new award just after the modification using the Black Scholes methodology. It was determined that the fair value of the new awards was greater than the value of the original awards, as modified. In addition, a settlement of the original awards was deemed to have occurred. We recorded compensation expense of $120,000 representing the additional value of the new awards and a settlement charge of $116,000 related to the original awards, as modified. The employees immediately early exercised their right to purchase restricted shares under the new option awards.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for unvested restricted common stock is as follows:

Number of
Shares

Balance at December 31, 2006	348,000
Stock options exercised for unvested restricted shares	475,000
Vested	(249,189)
Repurchased	(301,667)

Balance at December 31, 2007	272,144
Vested	(120,324)

Balance at December 31, 2008	151,820
Vested	(118,325)

Balance at December 31, 2009	33,495

9.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As we had net losses for the years ended December 31, 2008 and 2007, all potential common shares were determined to be anti-dilutive. Accordingly, diluted net loss per common share is equivalent to basic net loss per common share for the years ended December 31, 2008 and 2007.

The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Basic weighted-average common shares outstanding	30,851	30,471	10,219
Dilutive effect of stock options and unvested restricted common stock	1,064	—	—

Total diluted weighted-average common shares outstanding	31,915	30,473	10,219

Net income (loss)	$4,793	$(416)	$(7,829)
Net income (loss) per common share, basic	$0.16	$(0.01)	$(0.77)
Net income (loss) per common share, diluted	$0.15	$(0.01)	$(0.77)

Potential common share equivalents of 1.1 million related to our outstanding stock options were excluded from the computation of diluted earnings per share for the year ended December 31, 2009, as inclusion of these shares would have been anti-dilutive. All potential common share equivalents related to our outstanding stock options and unvested restricted common stock for the years ended December 31, 2008 and 2007 were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

10.	Defined Contribution Plan

We sponsor a voluntary defined contribution employee retirement plan, or 401(k) plan, for its U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in their deferred salary contributions when

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributed. Matching contributions are discretionary and vest over a four year period. No matching contributions were made by us during the years ended December 31, 2009, 2008 and 2007.

11.	Income Taxes

During the year ended December 31, 2009, we recorded income tax expense of $718,000, of which $665,000 is cash tax expense related to domestic taxes, $24,000 is cash tax expense related to foreign income taxes and $29,000 is for foreign income tax expenses due. We recorded no income tax expense for the years ended December 31, 2008 and 2007.

Federal alternative minimum tax, or AMT, was provided on the portion of our alternative minimum taxable income which could not be entirely offset by the available alternative net operating loss (NOL) carryforwards. Current tax law provides that the entire amount of the AMT paid can be carried forward indefinitely and credited against federal regular tax in future tax years to the extent the regular tax liability exceeds the AMT in those years.

For the year ended December 31, 2009, we had $4.7 million of domestic income before income taxes and $100,000 of foreign income before income taxes. We recorded a net loss for both domestic and foreign income before income taxes for the years ended December 31, 2008 and 2007. As a result of the income we earned in the year ended December 31, 2009, our components of income tax expense consisted of the following (in thousands):

	Current	Deferred

Federal	$256	$—
State	409	—
Foreign	53	—

Total	$718	$—

A reconciliation of income tax expense computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory rate	34.0%	34.0%	34.0%
Federal AMT	3.5	—	—
State income taxes, net of federal benefits	3.3	(3.4)	3.4
Meals and entertainment	2.0	(21.4)	—
Stock-based compensation expense	1.7	(65.4)	(3.2)
Research and development (R&D) credits	(31.1)	—	—
Impact of change in deferred tax rates	—	(149.6)	4.0
Impact of change in valuation allowance	0.4	194.8	(37.6)
Tax exempt interest	0.2	6.0	—
Other	(1.0)	5.0	(0.6)

	13.0%	—%	—%

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities result from temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008

Current deferred tax assets (liabilities):
Asset allowances	$1,005	$714
Accrued compensation	590	422
Deferred revenues	1,619	573
Prepaid expenses	(690)	(199)
NOL carryforwards	6,500	—
Accrued liabilities and other	138	154

	9,162	1,664
Long term deferred tax assets (liabilities):
Depreciation and amortization	(446)	(115)
Accrued stock-based compensation expense	1,508	507
Deferred revenues	369	370
R&D and AMT credit carryforwards	1,833	—
NOL carryforwards	1,770	12,654

	5,034	13,416

Total deferred tax assets	14,196	15,080
Valuation allowance	(14,196)	(15,080)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, we have considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and our history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against the deferred tax assets as of December 31, 2009 and 2008.

As of December 31, 2009 and 2008, we had federal tax NOL carryforwards of approximately $24.2 million and $34.7 million, respectively. These NOL carryforwards are available to offset taxable income through 2027 and will begin to expire in 2022. We also have various state NOL carryforwards available to offset future state taxable income. These state NOL carryforwards typically will have the same expirations as our federal tax NOL carryforwards. For the years ended December 31, 2009 and 2008, we have taken a deduction for the tax benefit related to stock option deductions of $1.0 million and $7,000, respectively. The tax benefit from these stock option deductions will be recorded as an increase to additional paid-in capital upon utilization of the NOL carryforwards. In addition, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership could place limitations on the availability of our NOL carryforwards.

As of December 31, 2009, we had approximately $1.6 million of federal research and development credit carryforwards, $578,000 of state research and development credit carryforwards and $278,000 of federal AMT credit carryforwards. The federal and state research and development credit carryforwards will begin to expire in 2022, while the federal AMT credit carryforwards do not have an expiration date.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by FASB ASC Topic 740, “Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had recorded a liability relating to unrecognized tax benefits of $430,000 at December 31, 2009. We had no liabilities related to unrecognized tax benefits at December 31, 2008. We recognize interest and penalties related to uncertain tax provisions as part of our provision for income taxes. We have not currently reserved for any interest or penalties for such reserves. We do not expect to recognize any benefits from the unrecognized tax benefits within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$—
Increases related to prior year tax positions	350
Decreases related to prior year tax positions	—
Increases related to current year tax positions	80
Settlements	—

Balance at December 31, 2009	$430

We are subject to U.S. Federal income tax as well as state income tax in multiple jurisdictions. Tax years from 2006 through the present remain open for audit under the applicable statute of limitations. However, due to NOL carryforwards from prior periods, the Internal Revenue Service (IRS) and the appropriate state income taxing authorities could potentially review the losses related to NOL generating years from 2002 to 2008. We are also subject to income tax in two foreign jurisdictions which have open tax years varying by jurisdiction that range from 2007 to 2008. We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

12.	Commitments and Contingencies

Leases

The minimum lease payments, related to buildings and office equipment, that are expected to be made in each of the years indicated based on operating leases in effect at December 31, 2009 are as follows (in thousands):

Year Ended December 31,

2010	$1,234
2011	1,528
2012	1,551
2013	1,586
2014	277
Thereafter	—

$6,176

Rent expense related to these operating leases for the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $1.4 million, and $955,000, respectively.

Indemnification Obligations

We have agreements with our channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have not accrued any liabilities related to such obligations in our consolidated financial statements. As permitted under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our executive officers, directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at our request in such capacity. These indemnification obligations are valid as long as the executive officer, director or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and generally enables us to recover a portion of any future amounts paid.

Legal Matters

In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against us and 14 other storage vendors, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks is seeking unspecified monetary damages and an injunction against further infringement from us and the other defendants. We filed an answer to Data Network’s complaint denying any liability and are vigorously contesting the lawsuit. We have accrued an immaterial amount of what we believe to be the probable costs in connection with this matter.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2009, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

13.	Segment and Geographic Information

We operate in one reportable industry segment: the design, marketing, and technical support of enterprise-class network storage solutions. The following table is based on the geographic location of the channel partner or end user who purchased our products. For sales to channel partners, their geographic location may be different from the geographic locations of the end user. Historically, channel partners located in the United States have generally sold our products to end users located in the United States. Revenues by geographic region were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$103,687	$76,581	$45,498
International	21,588	14,315	5,701

Total	$125,275	$90,896	$51,199

We did not hold any long-lived assets outside of the United States as of December 31, 2009 and 2008.

14.	Subsequent Events

We have evaluated all subsequent events through the date the audited consolidated financial statements were issued. No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

COMPELLENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2009
Revenues	$28,073	$28,716	$32,212	$36,274
Gross profit	$14,822	$15,427	$18,430	$19,194
Operating income (loss)	$793	$(43)	$2,088	$891
Net income	$1,014	$247	$2,259	$1,274
Net income per common share, basic	$0.03	$0.01	$0.07	$0.04
Net income per common share, diluted	$0.03	$0.01	$0.07	$0.04
2008
Revenues	$18,313	$21,012	$24,610	$26,961
Gross profit	$9,558	$11,375	$13,208	$14,795
Operating income (loss)	$(2,488)	$(1,224)	$(168)	$698
Net income (loss)	$(1,616)	$(603)	$464	$1,339
Net income (loss) per common share, basic	$(0.05)	$(0.02)	$0.01	$0.04
Net income (loss) per common share, diluted	$(0.05)	$(0.02)	$0.01	$0.04

Net income (loss) per common share for each quarter is required to be computed independently. Accordingly, the sum of the quarterly net income (loss) per common share, basic and diluted, amounts may not equal the annual totals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009, issued by Grant Thornton LLP, an independent registered public accounting firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item with respect to our directors, executive officers and corporate governance is incorporated by reference to the information set forth in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2009. For biographical information pertaining to our executive officers, refer to the “Executive Officers of the Registrant” section of Part 1, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Bad Debt		End of
Description	of Period	Expense	Deductions	Period
	(in thousands)

Year ended December 31, 2009
Allowance for doubtful accounts receivable	$654	$508	$(132)	$1,030
Year ended December 31, 2008
Allowance for doubtful accounts receivable	$408	$261	$(15)	$654
Year ended December 31, 2007
Allowance for doubtful accounts receivable	$430	$322	$(344)	$408

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1
3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2
10.1	Amended and Restated Investor Rights Agreement, dated September 22, 2006, between Compellent and certain of its stockholders.	S-1	07/02/07	10.1
10.2	Form of Indemnity Agreement for directors and officers.*	S-1/A	09/11/07	10.2
10.3	2002 Stock Option Plan, as amended.*	S-1	07/02/07	10.3
10.4	Form of Option Agreement under 2002 Stock Option Plan.*	S-1	07/02/07	10.4
10.5	2007 Equity Incentive Plan.*	S-1/A	09/21/07	10.5
10.6	Form of Option Grant Notice and Option Agreement under 2007 Equity Incentive Plan.*	S-1/A	09/21/07	10.6
10.7	2007 Employee Stock Purchase Plan.*	S-1/A	09/21/07	10.7
10.8	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc. and Philip E. Soran, dated February 3, 2010.*	8-K	02/04/10	10.8

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.9		Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc. and John P. Guider, dated February 3, 2010.*	8-K	02/04/10	10.9
10.10		Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated February 3, 2010.*	8-K	02/04/10	10.10
10.11		Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc. and John R. Judd, dated February 3, 2010.*	8-K	02/04/10	10.11
10.12		Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc. and Brian P. Bell, dated February 3, 2010.*	8-K	02/04/10	10.12
10	.13(i)	2009 Management Incentive Plan, as amended.*	8-K	02/12/10	10.1
10	.13(ii)	2010 Management Incentive Plan.*	8-K	02/12/10	10.2
10	.14(i)	2009 Non-Employee Director Compensation Policy.*	10-K	03/16/09	10.14
10	.14(ii)	2010 Non-Employee Director Compensation Policy.*				X
10.15		Lease Agreement, by and between Compellent Technologies, Inc. and Liberty Property Limited Partnership, dated November 15, 2006, as amended.	S-1	07/02/07	10.14
10.16		Sublease Agreement, by and between Compellent Technologies, Inc. and SurModics, Inc., dated July 17, 2009.				X
10.17		Lease Agreement, by and between Compellent Technologies, Inc. and Liberty Property Limited Partnership, dated December 21, 2009.				X
10.18		Offer Letter, by and between Compellent Technologies, Inc. and Duston Williams, dated September 29, 2008.*				X
10.19		Offer Letter, by and between Compellent Technologies, Inc. and Sherman Black, dated July 30, 2009.*				X
21.1		Subsidiaries of Compellent Technologies, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
24.1		Power of Attorney (included on the signature pages hereto).				X
31.1		Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2		Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1		Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**				X

*	Management contract or compensation plan or arrangement.

**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compellent Technologies, Inc.
(Registrant)

/s/  John R. Judd
John R. Judd
(Chief Financial Officer)
Date: March 5, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Philip E. Soran Philip E. Soran	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2010

/s/ John R. Judd John R. Judd	Chief Financial Officer (Principal Accounting and Financial Officer)	March 5, 2010

/s/ John P. Guider John P. Guider	Chief Operating Officer and Director	March 5, 2010

/s/ Charles Beeler Charles Beeler	Director	March 5, 2010

/s/ Sherman Black Sherman Black	Director	March 5, 2010

/s/ R. David Spreng R. David Spreng	Director	March 5, 2010

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	March 5, 2010

/s/ Duston M. Williams Duston M. Williams	Director	March 5, 2010