Form 10-Q
period 2010-03-31
COMPELLENT TECHNOLOGIES INC
filed 2010-05-07
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2010, 31,742,910 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and
per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$47,973	$29,155
Short-term investments	24,751	35,218
Accounts receivable, net	30,194	36,702
Inventories, net	6,407	4,750
Other current assets	4,005	3,497

Total current assets	113,330	109,322

Long-term investments	58,590	59,472

Property and equipment, net	6,241	5,153

Total assets	$178,161	$173,947

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,410	$8,968
Accrued compensation	6,049	5,489
Accrued liabilities	1,065	1,261
Deferred revenues, current	27,791	25,668

Total current liabilities	43,315	41,386

Deferred revenues, net of current	13,746	12,529
Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.001 per share:
Authorized 300,000,000 shares; issued and outstanding shares – March 31, 2010 – 31,736,807 and December 31, 2009 – 31,674,940	32	32
Additional paid in capital	166,570	164,885
Accumulated deficit	(45,842)	(45,062)
Accumulated other comprehensive income	340	177

Total stockholders’ equity	121,100	120,032

Total liabilities and stockholders’ equity	$178,161	$173,947

See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands,
except per share amounts)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues
Product	$20,615	$21,289
Support and services	11,212	6,784

Total revenues	31,827	28,073

Cost of revenues
Product	10,581	10,827
Support and services	3,791	2,424

Total cost of revenues	14,372	13,251

Gross profit	17,455	14,822
Operating expenses
Sales and marketing	12,150	9,819
Research and development	4,295	2,810
General and administrative	2,083	1,400

Total operating expenses	18,528	14,029

Operating income (loss)	(1,073)	793

Other income, net	405	496

Income (loss) before income taxes	(668)	1,289

Income tax expense	112	275

Net income (loss)	$(780)	$1,014

Net income (loss) per weighted average share, basic	$(0.02)	$0.03

Net income (loss) per weighted average share, diluted	$(0.02)	$0.03

Weighted average shares, basic	31,683	30,647
Weighted average shares, diluted	31,683	32,662
See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$(780)	$1,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	712	494
Stock-based compensation expense	1,324	788
Changes in operating assets and liabilities:
Accounts receivable, net	6,508	(1,530)
Inventories, net	(1,657)	350
Other current assets	(508)	(752)
Accounts payable	(558)	1,288
Accrued compensation and accrued liabilities	376	(875)
Deferred revenues	3,340	3,598

Net cash provided by operating activities	8,757	4,375

Investing activities
Purchases of property and equipment	(1,800)	(1,033)
Purchases of investments	(16,259)	(30,325)
Proceeds from sales of investments	20,279	294
Proceeds from maturities of investments	7,500	20,151

Net cash provided by (used in) investing activities	9,720	(10,913)

Financing activities
Proceeds from issuance of common stock	341	62

Net increase (decrease) in cash and cash equivalents	18,818	(6,476)

Cash and cash equivalents, beginning of period	29,155	51,989

Cash and cash equivalents, end of period	$47,973	$45,513

Supplemental cash flow disclosure:
Cash paid for income taxes	$48	$160

Supplemental non-cash disclosure:
Vesting of restricted common stock	$20	$29
Unrealized gain (loss) on available-for-sale investments, net	$171	$(323)
See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Nature of Business, Basis of Presentation and Recent Accounting Pronouncements
Nature of Business
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
Basis of Presentation
     The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of results expected for the entire fiscal year or any future operating periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 5, 2010.
     Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The items in our condensed consolidated financial statements requiring significant estimates and judgment are revenue recognition, allowance for doubtful accounts, inventory valuations, stock-based compensation and income taxes.
     Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. The reclassifications were deemed immaterial to the financial statements as they had no effect on net earnings, total stockholders’ equity, total assets or cash flows.
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the fair value requirements of ASC Subtopic 605-25 Revenue Recognition-Multiple-Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and Vendor Objective Evidence (now referred to as third-party evidence, or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
     In October 2009, the FASB issued ASU No. 2009-14, “Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.” This guidance modifies the scope of ASC Subtopic 985-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.
     These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010 and as such we plan to adopt these updates on January 1, 2011 on a prospective basis. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements.” This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 categories and separate disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for new disclosures of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the portion of this update related to Level 1 and Level 2 fair value measurements on January 1, 2010, but it did not have a material impact on our financial condition or results of operations. We do not expect the portion of this update related to Level 3 fair value measurements to have a material impact on our financial condition or results of operations when it is adopted on January 1, 2011.
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

     The following table presents information about our financial assets included in our condensed consolidated balance sheets that are measured at fair value on a recurring basis for the periods presented, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. We recognize transfers into and out of the fair value hierarchy levels at the end of a reporting period. There have been no significant transfers into or out of any of the fair value hierarchy levels from December 31, 2009 to March 31, 2010.

		Fair Value Measurements Using
	March 31,		(in thousands)
Description	2010	Level 1	Level 2	Level 3
Available-for-sale investments:
Corporate debt securities (1)	$47,384	$47,384	$—	$—
U.S. agency securities (3)	29,099	—	29,099	—
Municipal bonds (2)	5,913	—	5,913	—
Commercial paper (4)	9,899	—	9,899	—
Certificates of deposit (2)	945	—	945	—
Money market funds (4)	38,074	38,074	—	—

Total	$131,314	$85,458	$45,856	$—

		Fair Value Measurements Using
	December 31,		(in thousands)
Description	2009	Level 1	Level 2	Level 3
Available-for-sale investments:
Corporate debt securities (1)	$50,172	$50,172	$—	$—
U.S. agency securities (1)	27,394	—	27,394	—
Municipal bonds (1)	5,925	—	5,925	—
Commercial paper (2)	2,998	—	2,998	—
Certificates of deposit (2)	1,396	—	1,396	—
Variable rate demand notes (2)	6,806	—	6,806	—
Money market funds (4)	27,878	27,878	—	—

Total	$122,569	$78,050	$44,519	$—

(1)	Included in short-term and long-term investments on the consolidated balance sheets.

(2)	Included in short-term investments on the consolidated balance sheets.

(3)	Included in long-term investments on the consolidated balance sheets.

(4)	Included in cash and cash equivalents on the consolidated balance sheets.
     Available-for-sale investments included in the Level 2 category above are based on significant observable inputs, such inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data.
Investments
     The amortized cost, gross unrealized gains and losses and fair values of available-for-sale investments for the periods presented, consist of the following (in thousands):

		Gross Unrealized
At March 31, 2010	Cost	Gains	Losses	Fair Value
Corporate debt securities	$47,048	$359	$(23)	$47,384
U.S. agency securities	29,078	40	(19)	29,099
Municipal bonds	5,894	19	—	5,913
Commercial paper	9,899	—	—	9,899
Certificates of deposit	945	—	—	945
Money market funds	38,074	—	—	38,074

Total	$130,938	$418	$(42)	$131,314

		Gross Unrealized
At December 31, 2009	Cost	Gains	Losses	Fair Value
Corporate debt securities	$49,972	$323	$(123)	$50,172
U.S. agency securities	27,399	34	(39)	27,394
Municipal bonds	5,915	13	(3)	5,925
Commercial paper	2,998	—	—	2,998
Certificates of deposit	1,396	—	—	1,396
Variable rate demand notes	6,806	—	—	6,806
Money market funds	27,878	—	—	27,878

Total	$122,364	$370	$(165)	$122,569

     The amortized cost and fair value of available-for-sale investments by contractual maturity at March 31, 2010 are as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$72,577	$72,724
Due between one year to 3 years	58,361	58,590

Total	$130,938	$131,314

     Our proceeds from sales and maturities of available-for-sale investments were $27.8 million and $20.4 million for the three months ended March 31, 2010 and 2009, respectively. By identifying the specific cost of each security that has been sold or that has matured, we realized gross gains of $21,000 and $1,000 and no gross losses on our sales and maturities in the three months ended March 31, 2010 and 2009, respectively.
3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Component materials	$2,419	$2,045
Finished systems	3,988	2,705

Total	$6,407	$4,750

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Computer equipment	$10,036	$8,855
Computer software	952	951
Office furniture and fixtures	1,370	1,200
Leasehold improvements	1,665	1,217

	14,023	12,223
Accumulated depreciation and amortization	(7,782)	(7,070)

Total	$6,241	$5,153

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of our net income (loss), foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$(780)	$1,014
Net changes in other comprehensive income (loss):
Cumulative translation adjustment	(8)	(5)
Unrealized gain (loss) on investments, net	171	(322)

Total comprehensive income (loss)	$(617)	$687

6. Stock-Based Compensation
Option Activity
     A summary of option activity for the 2002 Stock Option Plan, or 2002 Plan, and 2007 Equity Incentive Plan, or 2007 Plan, for the three months ended March 31, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual
	Shares	Share	Life
Options outstanding at December 31, 2009	3,374,061	$9.19	6.00
Granted	737,835	16.38	—
Exercised	(61,867)	5.30	—
Cancelled	(36,952)	11.43	—

Options outstanding at March 31, 2010	4,013,077	$10.55	5.96

Options exercisable at March 31, 2010	1,629,502	$6.74	5.76
Stock-Based Compensation Expense
     Stock-based compensation expense for the 2002 Plan, 2007 Plan, and ESPP included in the condensed consolidated statements of operations is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Cost of product	$15	$14
Cost of support and services	40	63
Sales and marketing	615	349
Research and development	270	146
General and administrative	384	216

Total stock-based compensation expense	$1,324	$788

     As of March 31, 2010, there is $14.8 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of 3.0 years.
7. Net Income (Loss) Per Share
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2010	2009
Basic weighted-average shares outstanding	31,683	30,647
Dilutive effect of stock options and unvested restricted common stock	—	2,015

Diluted weighted-average shares outstanding	31,683	32,662

Net income (loss)	$(780)	$1,014
Net income (loss) per weighted average share, basic	$(0.02)	$0.03
Net income (loss) per weighted average share, diluted	$(0.02)	$0.03
     For the three months ended March 31, 2010 and 2009, we had 3.7 million and 1.0 million options outstanding that were excluded from the computations of diluted net income (loss) per share because including them would have had an anti-dilutive effect.
8. Income Taxes
     Income tax expense was $112,000 and $275,000 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, our income tax expense consisted of $38,000 of federal alternative minimum income tax expense, or AMT, $66,000 of state income tax expense and $8,000 of foreign income tax expense. For the three months ended March 31, 2009, our income tax expense consisted of $142,000 of federal AMT, $127,000 of state income tax expense and $6,000 of foreign income tax expense. Federal AMT was provided on the portion of our AMT income which could not be entirely offset by the available alternative net operating loss, or NOL, carryforwards.

     In assessing the realization of deferred tax assets, we have considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and our history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2010 and December 31, 2009.
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

Balance at December 31, 2009	$430
Increase related to current year tax positions	6

Balance at March 31, 2010	$436
     We are subject to U.S. federal income tax as well as state income tax in multiple jurisdictions. The typical statute of limitations is three years from the filing of the federal income tax return. However, due to NOL carryforwards from prior periods, and the utilization of those NOL carryforwards current and future income tax returns, the statute remains open for the Internal Revenue Service and the appropriate state income taxing authorities to review the losses from 2002 to 2009. We are also subject to income tax in two foreign jurisdictions which have open tax years varying by jurisdiction that range from 2007 to 2008. We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.
9. Commitments and Contingencies
Indemnification Obligations
     We have agreements with our channel partners and end users, which generally include certain provisions for indemnifying the channel partners and end users against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements. As permitted under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our executive officers, directors and may indemnify other employees for certain events or occurrences while the executive officer, director or employee is or was serving at our request in such capacity. These indemnification obligations are valid as long as the executive officer, director or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and generally enables us to recover a portion of any future amounts paid.
Legal Proceedings
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against us and 14 other storage vendors, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks sought unspecified monetary damages and an injunction against further infringement from us and the other defendants. We filed an answer to Data Network’s complaint denying any liability and vigorously contested the lawsuit. The case has settled and on April 20, 2010, the Court entered its order dismissing the case with prejudice. We paid Data Networks $12,500 to settle this case in April 2010, and we received a license to a patent portfolio that relates to storage area network technology.
     On April 14, 2010, a purported securities class action lawsuit was commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with our alleged failure to disclose material adverse facts about our financial condition. The plaintiff seeks to represent a class of stockholders who purchased our common stock between October 28, 2009 and April 7, 2010. We believe that the allegations are without merit and intend to vigorously defend against this action.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters of this type. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

	Three Months Ended
	March 31,
	2010	2009
United States	$26,131	$23,647
International	5,696	4,426

Total	$31,827	$28,073

     We did not hold any long-lived assets outside of the United States as of March 31, 2010 and December 31, 2009.
11. Subsequent Events
     We have evaluated all subsequent events through the date the condensed consolidated financial statements were issued. No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing, except as disclosed in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:
•	our expectations regarding our revenues, gross margin and expenses;

•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.
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
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.
Overview
     We are a leading provider of enterprise-class network storage solutions that automate the movement and management of data at a granular level, enabling organizations to constantly adapt to change. We combine our sophisticated software with standards-based hardware into a single integrated solution. Our Storage Center is a Storage Area Network, or SAN, that is designed to significantly lower storage and infrastructure capital expenditures, reduce the skill level and number of personnel required to manage information and enable continuous data availability and storage virtualization. Storage Center is based on our innovative Fluid Data Architecture, which allows enterprises of all sizes to actively and intelligently store, recover and manage large amounts of data with minimal effort, which can allow our customers to reduce costs and easily secure information against downtime or disaster. As of March 31, 2010, Storage Center was installed in 1,942 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to traditional storage systems.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 5, 2010. There have been no material changes in our critical accounting policies during the three months ended March 31, 2010.

     The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing the condensed consolidated financial statements, we are required to make various estimates, judgments and assumptions that have a significant impact on the results reported in the condensed consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuations, stock-based compensation and income taxes. We base our estimates on historical experience and other assumptions that we believed to be reasonable under the circumstances. Changes to these estimates could have a material effect on our condensed consolidated financial statements. We have discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.
Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Revenues
Product	$20,615	$21,289	$(674)	(3.2%)
Support and services	11,212	6,784	4,428	65.3

Total revenues	31,827	28,073	3,754	13.4

Cost of revenues
Product	10,581	10,827	(246)	(2.3)
Support and services	3,791	2,424	1,367	56.4

Total cost of revenues	14,372	13,251	1,121	8.5

Gross profit	17,455	14,822	2,633	17.8

Operating expenses
Sales and marketing	12,150	9,819	2,331	23.7
Research and development	4,295	2,810	1,485	52.8
General and administrative	2,083	1,400	683	48.8

Total operating expenses	18,528	14,029	4,499	32.1

Operating income (loss)	(1,073)	793	(1,866)	*

Other income, net	405	496	(91)	(18.3)

Income (loss) before income taxes	(668)	1,289	(1,957)	*
Income tax expense	112	275	(163)	(59.3%)

Net income (loss)	$(780)	$1,014	$(1,794)	*

*	Percentage is not meaningful
Comparison of Three Months Ended March 31, 2010 and 2009
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Revenues
Product	$20,615	64.8%	$21,289	75.8%	$(674)	(3.2%)
Support and services	11,212	35.2	6,784	24.2	4,428	65.3

Total revenues	$31,827	100.0%	$28,073	100.0%	$3,754	13.4%

     Product Revenue. Product revenue derived from system sales primarily decreased due to a decrease in the number of systems sold and a decrease in the average size of our orders. The decreases were primarily driven by delays in the purchasing cycle for larger systems. While we continued to experience lower revenues per megabyte for disk drives, this was offset by increased revenues from enhanced capacity and complexity of systems purchased by our end users. The decrease in system sales was somewhat offset by an increase in upgrade sales due to the ongoing growth in the number of our total end users, which increased to 1,942 as of March 31, 2010 from 1,376 as of March 31, 2009.
     Support and Services Revenues. Support revenue increased 64% primarily due to the renewal of maintenance agreements by existing end users and the growth of our installed base. Services revenue increased 74% due to increases in our technical professional services, end user and channel partner training programs and Storage Center installations due to our continued efforts to grow services revenue.

Cost of Revenues and Gross Profit
     Cost of revenues and gross profit and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%
Cost of revenues
Product	$10,581	51.3%	$10,827	50.9%	$(246)	(2.3%)
Support and services	3,791	33.8	2,424	35.7	1,367	56.4

Total cost of revenues	$14,372	45.2%	$13,251	47.2%	$1,121	8.5%

Gross profit		54.8%		52.8%
     Cost of Product Revenue. Cost of product revenue decreased primarily due to decreased component hardware costs associated with the decreased number of systems sold.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries and employee benefits expense of $468,000 related to growth in our customer service and technical support headcount to 62 people from 47 people, increased contractor labor costs of $70,000, increased hardware expense and related freight costs of $276,000 and increased hardware service fees of $444,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base.
     Gross Profit. Gross profit as a percentage of revenues increased primarily due to the growth in support and services revenues outpacing the growth in support and services cost of revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Operating expenses
Sales and marketing	$12,150	38.2%	$9,819	35.0%	$2,331	23.7%
Research and development	4,295	13.5	2,810	10.0	1,485	52.8
General and administrative	2,083	6.5	1,400	5.0	683	48.8

Total operating expenses	$18,528	58.2%	$14,029	50.0%	$4,499	32.1%

     Sales and Marketing. Sales and marketing expenses increased primarily due to an increase in sales and marketing headcount to 204 people from 179 people, resulting in a $2.1 million increase in salaries, employee benefits, commissions and stock-based compensation expense, and a $237,000 increase in sales and marketing related travel and support costs, somewhat offset by a $205,000 decrease in channel partner commissions due to decreased third-party selling activities. The increase in headcount was partially offset by a change in the classification of our Technical Solutions team, consisting of 13 people, as a sales and marketing expense to a research and development expense as this team evaluates the interoperability of third party applications with our Storage Center’s technology. Increased marketing efforts led to an additional $125,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development. Research and development expenses increased primarily due to an increase in research and development headcount to 94 people from 61 people, resulting in a $1.3 million increase in salaries, employee benefits and stock-based compensation expense. A portion of the increase in headcount is due to the change in the classification of our Technical Solutions team as discussed previously in the sales and marketing expense section above. This change resulted in an additional $501,000 in research and development expense, or 1.6% of total revenue for the three months ended March 31, 2010. Depreciation expense increased $143,000 due to an increase in our purchases of lab equipment.
     General and Administrative. General and administrative expenses increased primarily due to an increase in salaries, employee benefits and stock-based compensation expense of $469,000 due to an increase in staff headcount in finance, information technology, and human resources to 31 people from 19 people and for compensation increases to reflect current market conditions. Legal fees also increased $101,000 primarily due to legal fees associated with the legal proceedings as noted in Note 9 of the notes to the condensed consolidated financial statements.
Other Income, Net
     Other Income, Net. Other income, net decreased $91,000 primarily due to decreased interest income resulting from lower interest rates partially offset by interest income on increased cash, cash equivalents and investment balances.

Income Tax Expense
     Income Tax Expense. Income tax expense decreased $163,000 due to decreases in U.S. federal alternative minimum income tax expense of $104,000 and state income tax expense of $61,000 due to lower taxable income, partially offset by an increase of $2,000 in foreign income taxes due to higher foreign taxable income.
Liquidity and Capital Resources
     We completed an initial public offering of our common stock on October 9, 2007 in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We also completed a secondary offering of our common stock on November 17, 2009 in which we sold 600,000 shares of our common stock at $19.25 per share for cash proceeds of $10.7 million, net of underwriting discounts and commissions and offering expenses. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, primarily with a goal of maintaining liquidity and capital preservation. Our cash, cash equivalents and short and long-term investments are held in highly liquid money market funds, commercial paper, federal agency securities, corporate debt securities, municipal bonds, and certificates of deposit.
     Our cash, cash equivalents and short-term investments available to fund current operations were $72.7 million and $64.4 million at March 31, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and short-term investment balances increased between periods due to the $8.8 million in cash provided by operating activities. We held $58.6 million and $59.5 million of long-term investments at March 31, 2010 and December 31, 2009, respectively.
Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$8,757	$4,375

Net cash provided by (used in) investing activities	9,720	(10,913)

Net cash provided by financing activities	341	62

Net increase (decrease) in cash and cash equivalents	$18,818	$(6,476)

Operating Activities
     Cash provided by operating activities was $8.8 million for the three months ended March 31, 2010. We incurred a net loss of $780,000, which included non-cash charges consisting of $712,000 in depreciation and amortization expenses and $1.3 million in stock-based compensation expense. Cash provided by other operating activities included an increase in deferred revenues of $3.3 million and a decrease in accounts receivable of $6.5 million, partially offset by an increase in inventories of $1.7 million and a decrease in accounts payable of $558,000. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreements. The increase in inventories reflects an increase in our consignment component parts due to the increase in our maintenance agreements. The decrease in accounts receivable reflects cash collections from the previous fourth quarter billings. The decrease in accounts payable relates to the timing of inventory purchases and corresponding payments during the quarter.
     Cash provided by operating activities was $4.4 million for the three months ended March 31, 2009. We reported net income of $1.0 million, which included non-cash charges consisting of $494,000 in depreciation and amortization expenses and $788,000 in stock-based compensation expense. Cash provided by other operating activities included an increase in accounts payable of $1.3 million and an increase in deferred revenues of $3.6 million, partially offset by an increase in accounts receivable of $1.5 million. The increase in accounts payable relates to the timing of inventory purchases and corresponding payments during the quarter. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreement. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations.
Investing Activities
     Cash provided by investing activities was $9.7 million for the three months ended March 31, 2010, consisting of $27.8 million of sales and maturities of investments, partially offset by $1.8 million for purchases of property and equipment and $16.3 million for purchases of investments.
     Cash used in investing activities was $10.9 million for the three months ended March 31, 2009, consisting of $1.0 million for the purchase of property and equipment and $30.3 million for the purchase of investments, partially offset by the sales and maturities of investments of $20.4 million.

Financing Activities
     Cash provided by financing activities was $341,000 for the three months ended March 31, 2010, which consists of the cash received from the issuance of shares of common stock in conjunction with the exercise of stock options.
     Cash provided by financing activities was $62,000 for the three months ended March 31, 2009, which consists of the cash received from the issuance of shares of common stock in conjunction with the exercise of stock options.
Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to further investment in human capital and capital equipment. For the remainder of 2010, capital expenditures are expected to be in the range of approximately $5.0 million to $6.0 million, primarily for product development. We believe that our current cash and cash equivalents, investments and the interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than scheduled payments through March 31, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our contractual obligations.
Seasonality
     Historically, our industry experiences a decline or no growth in total revenues in the first quarter of the calendar year. While we anticipate that this historical seasonal trend will remain a factor in our industry, there can be no assurance that this trend will continue. We believe our rapid growth has generally masked the seasonality of our business during this period. However, in the three months ended March 31, 2010, we believe seasonality had more of an impact on our financial results as total revenues decreased by 12% when compared to total revenues from the fourth quarter of 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates relating to our investment portfolio. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Through our money managers, we maintain risk management control systems to monitor interest rate risk. As of March 31, 2010, we had unrestricted cash and cash equivalents of $72.7 million. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates; however, declines in interest rates would reduce future investment income.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2009, Data Network Storage LLC, or Data Networks, filed a lawsuit in the U.S. District Court for the Southern District of California, against us and 14 other storage vendors, alleging, among other things, patent infringement on a universal storage management system for which it holds an exclusive license. Data Networks sought unspecified monetary damages and an injunction against further infringement from us and the other defendants. We filed an answer to Data Network’s complaint denying any liability and vigorously contested the lawsuit. The case has settled and on April 20, 2010, the Court entered its order dismissing the case with prejudice. We paid Data Networks $12,500 to settle this case in April 2010, and we received a license to a patent portfolio that relates to storage area network technology.
     On April 14, 2010, a purported securities class action lawsuit was commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with our alleged failure to disclose material adverse facts about our financial condition. The plaintiff seeks to represent a class of stockholders who purchased our common stock between October 28, 2009 and April 7, 2010. We believe that the allegations are without merit and intend to vigorously defend against this action.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters of this type, as of March 31, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     Our quarterly operating results fluctuate due to a variety of factors, many of which are outside of our control. Our future revenues are difficult to predict. A significant portion of our sales typically occurs during the last month of a quarter. As a result, we typically cannot predict our revenues in any particular quarter with any certainty until late in that quarter. Our storage products typically are shipped shortly after orders are received. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Revenues for any future period are not predictable with any significant degree of certainty. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. Moreover, spending on storage solutions has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns of business enterprises. The first quarter is generally the slowest sales quarter in the storage industry. We believe our rapid growth in previous periods has masked the cyclicality and seasonality of our business. Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to future revenues. If revenue levels are below our expectations, we may incur less income and may not return to profitability on a quarterly basis or sustain profitability on an annual basis. Our operating results may be disproportionately affected by a reduction in revenues because a proportionately smaller amount of our expenses varies with our revenues. As a result, our quarterly operating results are difficult to predict, even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.
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
We have a history of losses, and we may not return to profitability on a quarterly basis or sustain profitability on an annual basis in the future.
     We achieved profitability on an annual basis for the first time as of December 31, 2009. We had net income of $4.8 million for the year ended December 31, 2009 and net losses of $416,000 and $7.8 million for the years ended December 31, 2008 and 2007, respectively. We experienced a net loss of $780,000 for the quarter ended March 31, 2010 and as of March 31, 2010 our accumulated deficit was $45.8 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including sales and marketing, research and development and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to return to profitability on a quarterly basis and maintain profitability on an annual basis, which we may never do. In addition, the percentage growth rates we achieved in prior periods will not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to return to profitability on a quarterly basis or maintain profitability on an annual basis.
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
     We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to return to profitability on a quarterly basis or sustain profitability on an annual basis and our stock price would decline.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $125.3 million in 2009, and our revenues were $31.8 million for the three months ended March 31, 2010. The percentage growth rates we achieved in prior periods will not be sustainable. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenues growth in dollars, we may not be able to return to profitability on a quarterly basis or maintain profitability on an annual basis and our stock price could decline.
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
     We receive a substantial portion of our revenues from a limited number of channel partners. For three months ended March 31, 2010 and 2009, our top ten channel partners accounted for 34% and 24% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenues. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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
     We rely upon DecisionOne, a third-party hardware maintenance provider, which specializes in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end users. We currently have limited capabilities in-house to resolve hardware failures or other issues experienced by our end users. If DecisionOne fails to timely and correctly resolve hardware failures or issues experienced by our end users, our reputation will suffer, our competitive position will be impaired and our expenses could increase. In May 2008, we entered into a five year agreement with DecisionOne. Our agreement with DecisionOne will automatically renew for successive one-year terms, unless either party notifies the other, in writing, of its intention to terminate or renegotiate the agreement at least 180 days prior to the end of the initial five-year term or any successive one-year term. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with DecisionOne were to end, we would have to engage a new third-party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.
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
     Historically, we have conducted only a small portion of our business internationally. We have two international offices and revenues from international sales were 18% and 16% for the three months ended March 31, 2010 and 2009, respectively. Although we expect that part of our future revenues growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenues and our ability to compete internationally could be impaired.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2010, we have five issued patents in the United States, one international patent and additional patents pending in the United States and in foreign countries. The rights granted to us under our issued patents and, if the pending patent applications are granted, those applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
     On April 14, 2010, a purported securities class action lawsuit was commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with our alleged failure to disclose material adverse facts about our financial condition. The plaintiff seeks to represent a class of stockholders who purchased our common stock between October 28, 2009 and April 7, 2010. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
     We believe that the allegations are without merit and intend to vigorously defend against this action. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of this suit and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain of how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.
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

     Our directors and executive officers and their affiliates beneficially own approximately 29% of our outstanding common stock, as of April 30, 2010. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $2.0 million. As of March 31, 2010, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Philip E. Soran, dated February 3, 2010.	8-K	02/04/10	10.8

10.2	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and John P. Guider, dated February 3, 2010.	8-K	02/04/10	10.9

10.3	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Lawrence E. Aszmann, dated February 3, 2010.	8-K	02/04/10	10.10

10.4	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and John R. Judd, dated February 3, 2010.	8-K	02/04/10	10.11

10.5	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Brian P. Bell, dated February 3, 2010.	8-K	02/04/10	10.12

10.6	2009 Management Incentive Plan, as amended.	8-K	02/12/10	10.1

10.7	2010 Management Incentive Plan.	8-K	02/12/10	10.2

10.8	2010 Non-Employee Director Compensation Policy.	10-K	03/05/10	10.14(ii)

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2010

Compellent Technologies, Inc.
/s/ John. R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Philip E. Soran, dated February 3, 2010.	8-K	02/04/10	10.8

10.2	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and John P. Guider, dated February 3, 2010.	8-K	02/04/10	10.9

10.3	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Lawrence E. Aszmann, dated February 3, 2010.	8-K	02/04/10	10.10

10.4	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and John R. Judd, dated February 3, 2010.	8-K	02/04/10	10.11

10.5	Amended and Restated Employment Agreement, by and between Compellent Technologies, Inc., and Brian P. Bell, dated February 3, 2010.	8-K	02/04/10	10.12

10.6	2009 Management Incentive Plan, as amended.	8-K	02/12/10	10.1

10.7	2010 Management Incentive Plan.	8-K	02/12/10	10.2

10.8	2010 Non-Employee Director Compensation Policy.	10-K	03/05/10	10.14(ii)

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.