Form 10-Q
period 2010-06-30
COMPELLENT TECHNOLOGIES INC
filed 2010-08-06
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 30, 2010, 31,820,751 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,014	$29,155
Short-term investments	29,628	35,218
Accounts receivable, net	34,112	36,702
Inventories, net	8,301	4,750
Other current assets	4,008	3,497

Total current assets	104,063	109,322

Long-term investments	74,363	59,472
Property and equipment, net	8,184	5,153

Total assets	$186,610	$173,947

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,819	$8,968
Accrued liabilities	1,583	1,261
Accrued compensation	6,232	5,489
Deferred revenues, current	30,294	25,668

Total current liabilities	46,928	41,386

Deferred revenues, non-current	16,234	12,529
Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 31,818,590 and 31,674,940 shares issued and outstanding as of June 30, 2010 and December 31, 2009	32	32
Additional paid in capital	168,975	164,885
Accumulated deficit	(46,014)	(45,062)
Accumulated other comprehensive income	455	177

Total stockholders’ equity	123,448	120,032

Total liabilities and stockholders’ equity	$186,610	$173,947

See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Product	$24,842	$20,288	$45,457	$41,577
Support and services	11,652	8,428	22,864	15,212

Total revenues	36,494	28,716	68,321	56,789

Cost of revenues
Product	13,036	10,306	23,617	21,132
Support and services	3,886	2,983	7,677	5,407

Total cost of revenues	16,922	13,289	31,294	26,539

Gross profit	19,572	15,427	37,027	30,250

Operating expenses
Sales and marketing	13,216	10,846	25,366	20,666
Research and development	4,542	3,074	8,837	5,884
General and administrative	2,139	1,550	4,222	2,950

Total operating expenses	19,897	15,470	38,425	29,500

Operating income (loss)	(325)	(43)	(1,398)	750
Other income, net	311	419	716	915

Income (loss) before income taxes	(14)	376	(682)	1,665
Income tax expense	158	129	270	405

Net income (loss)	$(172)	$247	$(952)	$1,260

Net income (loss) per weighted average share, basic	$(0.01)	$0.01	$(0.03)	$0.04
Net income (loss) per weighted average share, diluted	$(0.01)	$0.01	$(0.03)	$0.04
Weighted average shares, basic	31,773	30,729	31,728	30,688
Weighted average shares, diluted	31,773	32,840	31,728	32,634
See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income (loss)	$(952)	$1,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,567	1,076
Stock-based compensation expense	2,962	2,075
Changes in operating assets and liabilities
Accounts receivable, net	2,590	(10,282)
Inventories, net	(3,551)	67
Other current assets	(511)	(1,201)
Accounts payable	(149)	5,370
Accrued liabilities	332	(250)
Accrued compensation	743	(658)
Deferred revenues	8,331	8,025

Net cash provided by operating activities	11,362	5,482

Investing activities
Purchases of property and equipment	(4,598)	(1,857)
Purchases of investments	(57,851)	(54,119)
Proceeds from sales of investments	33,936	25,970
Proceeds from maturities of investments	14,911	5,044

Net cash used in investing activities	(13,602)	(24,962)

Financing activities
Proceeds from issuance of common stock	1,099	633

Net decrease in cash and cash equivalents	(1,141)	(18,847)
Cash and cash equivalents, beginning of period	29,155	51,989

Cash and cash equivalents, end of period	$28,014	$33,142

Supplemental cash flow disclosure:
Cash paid for income taxes	$94	$443
Supplemental non-cash disclosure:
Vesting of restricted common stock	$29	$58
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
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for these interim periods are not necessarily indicative of results expected for the entire fiscal year or any future operating periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 5, 2010.
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
     Certain reclassifications have been made to prior years’ notes to the condensed consolidated financial statements to conform to the current year presentation. The reclassifications were deemed immaterial to the financial statements as they had no effect on net earnings, total stockholders’ equity, total assets or cash flows.
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
     The following table presents information about our financial assets included in our condensed consolidated balance sheets that are measured at fair value on a recurring basis for the periods presented, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. On June 30, 2010, we transferred our corporate debt securities, from Level 1 to Level 2. We use significant observable inputs to value our corporate debt securities, which more closely align with the definition of Level 2 inputs provided above. We recognize transfers into and out of the fair value hierarchy levels at the end of a reporting period.

		Fair Value Measurements Using
	June 30,		(in thousands)
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash (4)	$1,194	$1,194	$—	$—
Corporate debt securities (1)	55,242	—	55,242	—
U.S. agency securities (1)	39,151	—	39,151	—
Municipal bonds (2)	5,904	—	5,904	—
Commercial paper (3)	13,995	—	13,995	—
Certificates of deposit (2)	697	—	697	—
Money market funds (4)	15,822	15,822	—	—

Total	$132,005	$17,016	$114,989	$—

		Fair Value Measurements Using
	December 31,		(in thousands)
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash (4)	$1,276	$1,276	$—	$—
Corporate debt securities (1)	50,172	50,172	—	—
U.S. agency securities (1)	27,394	—	27,394	—
Municipal bonds (1)	5,925	—	5,925	—
Commercial paper (2)	2,998	—	2,998	—
Certificates of deposit (2)	1,396	—	1,396	—
Variable rate demand notes (2)	6,806	—	6,806	—
Money market funds (4)	27,878	27,878	—	—

Total	$123,845	$79,326	$44,519	$—

(1)	Included in short-term and long-term investments on the consolidated balance sheets.

(2)	Included in short-term investments on the consolidated balance sheets.

(3)	Included in cash and cash equivalents and short-term investments on the consolidated balance sheets.

(4)	Included in cash and cash equivalents on the consolidated balance sheets.
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
Investments
     The amortized cost, gross unrealized gains and losses and fair values of available-for-sale investments for the periods presented, consist of the following (in thousands):

		Gross Unrealized
At June 30, 2010	Cost	Gains	Losses	Fair Value
Corporate debt securities	$54,826	$446	$(30)	$55,242
U.S. agency securities	39,078	74	(1)	39,151
Municipal bonds	5,891	13	—	5,904
Commercial paper	13,995	—	—	13,995
Certificates of deposit	697	—	—	697
Money market funds	15,822	—	—	15,822

Total	$130,309	$533	$(31)	$130,811

		Gross Unrealized
At December 31, 2009	Cost	Gains	Losses	Fair Value
Corporate debt securities	$49,972	$323	$(123)	$50,172
U.S. agency securities	27,399	34	(39)	27,394
Municipal bonds	5,915	13	(3)	5,925
Commercial paper	2,998	—	—	2,998
Certificates of deposit	1,396	—	—	1,396
Variable rate demand notes	6,806	—	—	6,806
Money market funds	27,878	—	—	27,878

Total	$122,364	$370	$(165)	$122,569

     All of our securities in an unrealized loss position as of June 30, 2010 had been in an unrealized loss position for less than twelve months. We intend to hold these securities until maturity and the possibility that we will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information such as revised estimates of cash flows and specific conditions affecting the investment, we expect to recover the entire amortized cost basis of these securities. Therefore, there was no other-than-temporary impairment charges recorded during the first half of 2010 or 2009.
     The amortized cost and fair value of available-for-sale investments by contractual maturity at June 30, 2010 are as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$56,411	$56,449
Due between one year to three years	73,898	74,362

Total	$130,309	$130,811

     Securities classified as available-for-sale are carried at estimated fair value with unrealized gains and losses, net of tax if applicable, recorded as a component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale, the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method.
     Our proceeds from sales and maturities of available-for-sale investments were $48.8 million and $31.0 million for the six months ended June 30, 2010 and 2009, respectively. By identifying the specific cost of each security that has been sold or that has matured, we realized gross gains of $21,000 and $11,000 on our sales and maturities in the three months ended June 30, 2010 and 2009, respectively. We realized gross gains of $42,000 and $12,000 on our sales and maturities in the six months ended June 30, 2010 and 2009, respectively. We realized gross losses of $95,000 for the three and six months ended June 30, 2010 and had no realized loss for the three and six months ended June 30, 2009. Gross realized gains and losses are recognized in other income, net on the condensed consolidated statement of operations.

3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Component materials	$3,945	$2,045
Finished systems	4,356	2,705

Total	$8,301	$4,750

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Computer equipment	$12,053	$8,855
Computer software	966	951
Office furniture and fixtures	1,410	1,200
Leasehold improvements	2,397	1,217

	16,826	12,223
Accumulated depreciation and amortization	(8,642)	(7,070)

Total	$8,184	$5,153

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of our net income (loss), foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(172)	$247	$(952)	$1,260
Net changes in other comprehensive income (loss):
Cumulative translation adjustment	(10)	(8)	(18)	(12)
Unrealized gain on investments, net	126	419	297	96

Total comprehensive income (loss)	$(56)	$658	$(673)	$1,344

6. Stock-Based Compensation
Option Activity
     A summary of option activity for the 2002 Stock Option Plan, or 2002 Plan, and 2007 Equity Incentive Plan, or 2007 Plan, for the six months ended June, 2010 are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual
	Shares	Share	Life
Options outstanding at December 31, 2009	3,374,061	$9.19	6.00
Granted	855,539	15.91	—
Exercised	(74,534)	4.54	—
Cancelled	(57,327)	11.91	—

Options outstanding at June 30, 2010	4,097,739	$10.64	5.74

Options exercisable at June 30, 2010	1,856,931	$7.34	5.54

Stock-Based Compensation Expense
     Stock-based compensation expense for the 2002 Plan, 2007 Plan, and ESPP included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of product	$18	$12	$33	$26
Cost of support and services	49	75	89	138
Sales and marketing	757	544	1,372	893
Research and development	333	267	603	413
General and administrative	481	389	865	605

Total stock-based compensation expense	$1,638	$1,287	$2,962	$2,075

     As of June 30, 2010, there is $14.3 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of 2.8 years.
7. Net Income (Loss) Per Share
     The following table sets forth the computation of net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	31,773	30,729	31,728	30,688
Dilutive effect of stock options and unvested restricted common stock	—	2,111	—	1,946

Diluted weighted-average shares outstanding	31,773	32,840	31,728	32,634

Net income (loss)	$(172)	$247	$(952)	$1,260
Net income (loss) per weighted average share, basic and diluted	$(0.01)	$0.01	$(0.03)	$0.04
     For the three months ended June 30, 2010 and 2009, we had 4.1 million and 1.0 million options outstanding, respectively, that were excluded from the computations of diluted net income (loss) per share because including them would have had an anti-dilutive effect. For the six months ended June 30, 2010 and 2009, we had 3.9 million and 1.1 million options outstanding, respectively, that were excluded from the computations of diluted net income (loss) per share because including them would have had an anti-dilutive effect
8. Income Taxes
     Income tax expense was $158,000 and $129,000 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, our income tax expense consisted of $64,000 of federal alternative minimum income tax expense, or AMT, $66,000 of state income tax expense and $28,000 of foreign income tax expense. For the three months ended June 30, 2009, our income tax expense consisted of $18,000 of federal AMT, $109,000 of state income tax expense and $2,000 of foreign income tax expense. Income tax expense was $270,000 and $405,000 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, our income tax expense consisted of $102,000 of federal AMT, $132,000 of state income tax expense and $36,000 of foreign income tax expense. For the six months ended June 30, 2009, our income tax expense consisted of $160,000 of federal AMT, $238,000 of state income tax expense and $7,000 of foreign income tax expense. Federal AMT was provided on the portion of our AMT income which could not be entirely offset by the available alternative net operating loss, or NOL, carryforwards.
     In assessing the realization of deferred tax assets, we have considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and our history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2010 and December 31, 2009, respectively.

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

Balance at December 31, 2009	$430
Increase related to current year tax positions	12

Balance at June 30, 2010	$442
     We are subject to U.S. federal income tax as well as state income tax in multiple jurisdictions. The typical statute of limitations is three years from the filing of the federal income tax return. However, due to NOL carryforwards from prior periods, and the utilization of those NOL carryforwards on current and future income tax returns, the statute remains open for the Internal Revenue Service and the appropriate state income taxing authorities to review the losses from 2002 to 2009. We are also subject to income tax in two foreign jurisdictions which have open tax years varying by jurisdiction that range from 2007 to 2009. We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.
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
     On April 14 and 15, 2010, respectively, two purported securities class actions were commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuits allege that the defendants made materially false or misleading public statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class of investors who purchased our common stock between October 28, 2009 and April 7, 2010. We believe that the allegations are without merit and intend to vigorously defend against them.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters of this type. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
United States	$31,582	$22,997	$57,713	$46,643
International	4,912	5,719	10,608	10,146

Total	$36,494	$28,716	$68,321	$56,789

     We did not hold any long-lived assets outside of the United States as of June 30, 2010 and December 31, 2009.
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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:
•	our expectations regarding our net income (loss), revenues, gross margin, expenses and earnings per share;
•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;
•	our ability to compete in our industry;
•	our ability to maintain and grow our channel partner relationships;
•	our growth strategy and our growth rate;
•	our ability to protect our intellectual property rights;
•	pricing and availability of our suppliers’ products; and
•	assumptions underlying or related to any of the foregoing.
     In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “expect,” “intend,” “may,” “plan,” “potential,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010.
Overview
     We are a leading provider of enterprise-class network storage solutions that automate the movement and management of data at a granular level, enabling organizations to constantly adapt to change. We combine our sophisticated software with standards-based hardware into a single integrated solution. Our Storage Center is a Storage Area Network, or SAN, that is designed to significantly lower storage and infrastructure capital expenditures, reduce the skill level and number of personnel required to manage information and enable continuous data availability and storage virtualization. Storage Center is based on our innovative Fluid Data Architecture, which allows enterprises of all sizes to actively and intelligently store, recover and manage large amounts of data with minimal effort, which can allow our customers to reduce costs and easily secure information against downtime or disaster. As of June 30, 2010, Storage Center was installed in 2,124 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competitive storage systems.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 5, 2010. There have been no material changes in our critical accounting policies during the six months ended June 30, 2010.
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

Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(unaudited)				(unaudited)
Revenues
Product	$24,842	$20,288	$4,554	22.4%	$45,457	$41,577	$3,880	9.3%
Support and services	11,652	8,428	3,224	38.3	22,864	15,212	7,652	50.3

Total revenues	36,494	28,716	7,778	27.1	68,321	56,789	11,532	20.3
Cost of revenues
Product	13,036	10,306	2,730	26.5	23,617	21,132	2,485	11.8
Support and services	3,886	2,983	903	30.3	7,677	5,407	2,270	42.0

Total cost of revenues	16,922	13,289	3,633	27.3	31,294	26,539	4,755	17.9

Gross profit	19,572	15,427	4,145	26.9	37,027	30,250	6,777	22.4
Operating expenses
Sales and marketing	13,216	10,846	2,370	21.9	25,366	20,666	4,700	22.7
Research and development	4,542	3,074	1,468	47.8	8,837	5,884	2,953	50.2
General and administrative	2,139	1,550	589	38.0	4,222	2,950	1,272	43.1

Total operating expenses	19,897	15,470	4,427	28.6	38,425	29,500	8,925	30.3

Operating income (loss)	(325)	(43)	(282)	655.8	(1,398)	750	(2,148)	*
Other income, net	311	419	(108)	(25.8)	716	915	(199)	(21.7)

Income (loss) before income taxes	(14)	376	(390)	*	(682)	1,665	(2,347)	*
Income tax expense	158	129	29	22.5	270	(405)	(135)	(33.3)

Net income (loss)	$(172)	$247	$(419)	*	$(952)	$1,260	$(2,212)	*

*	Percentage is not meaningful
Comparison of Three Months Ended June 30, 2010 and 2009
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Revenues
Product	$24,842	68.1%	$20,288	70.7%	$4,554	22.4%
Support and services	11,652	31.9	8,428	29.3	3,224	38.3

Total revenues	$36,494	100.0%	$28,716	100.0%	$7,778	27.1%

     Product Revenue. Product revenue derived from system sales primarily increased due to an increase in the number of systems sold. While we continued to experience lower revenue per megabyte for disk drives, this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our customers. We also experienced an increase in add-on hardware and software sales due to the ongoing growth in the number of our total end users, which increased to 2,124 as of June 30, 2010 from 1,491 as of June 30, 2009.
     Support and Services Revenues. Support revenue increased 36% primarily due to the renewal of maintenance agreements by existing end users and the growth of our installed base. Services revenue increased 61% due to increases in our technical professional services, end user and channel partner training programs and Storage Center installations. These increases were due to an increase in the number of systems sold and our sales and marketing efforts to grow services revenue.

Cost of Revenues and Gross Profit
     Cost of revenues and gross profit and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%
Cost of revenues
Product	$13,036	52.5%	$10,306	50.7%	$2,730	26.5%
Support and services	3,886	33.4	2,983	35.4	903	30.3

Total cost of revenues	$16,922	46.4%	$13,289	46.3%	$3,633	27.3%

Gross profit		53.6%		53.7%
     Cost of Product Revenue. Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems sold.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries and employee benefits expense of $361,000 related to growth in our customer service and technical support headcount to 64 people from 50 people, increased hardware expense and related freight costs of $335,000 due to growth of our installed base, and increased hardware service fees of $119,000 charged by our third-party hardware maintenance providers associated with the continuing growth of our installed base.
     Gross Profit. Gross profit remained consistent due to the growth of support and services revenues, which have a higher gross profit than product sales, outpacing the growth of product revenue.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Operating expenses
Sales and marketing	$13,216	36.2%	$10,846	37.8%	$2,370	21.9%
Research and development	4,542	12.4	3,074	10.7	1,468	47.8
General and administrative	2,139	5.9	1,550	5.4	589	38.0

Total operating expenses	$19,897	54.5%	$15,470	53.9%	$4,427	28.6%

     Sales and Marketing Expenses. Sales and marketing expenses increased primarily due to an increase in sales and marketing headcount to 211 people from 190 people, resulting in a $1.8 million increase in salaries, employee benefits, commissions and stock-based compensation expense. The increase in headcount was partially offset by a change in the classification of our Technical Solutions team, consisting of 14 people, from a sales and marketing expense to a research and development expense as this team evaluates the interoperability of third party applications with our Storage Center’s technology. Increased marketing efforts led to an additional $513,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expenses. Research and development expenses increased primarily due to an increase in research and development headcount to 104 people from 68 people, resulting in a $1.2 million increase in salaries, employee benefits and stock-based compensation expense. A portion of the increase in headcount is due to the change in the classification of our Technical Solutions team as discussed previously in the sales and marketing expenses section above. This change resulted in an additional $445,000 in research and development expenses, or 1.2% of total revenues for the three months ended June 30, 2010. Depreciation expense increased $207,000 due to an increase in purchases of lab equipment.
     General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in salaries, employee benefits and stock-based compensation expense of $399,000 due to an increase in staff headcount in finance, information technology, and human resources to 33 people from 20 people and due to an increase in compensation costs for existing employees.

Other Income, Net
     Other Income, Net. Other income, net, decreased $108,000 primarily due to a $52,000 net loss on sale of investments and decreased interest income resulting from lower interest rates on higher cash, cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense increased $29,000 due to increases in U.S. federal alternative minimum income tax expense of $46,000 and foreign income tax expense of $26,000 due to higher taxable income, partially offset by a decrease of $43,000 in state income taxes due to lower state taxable income.
Comparison of Six Months Ended June 30, 2010 and 2009
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Revenues
Product	$45,457	66.5%	$41,577	73.2%	$3,880	9.3%
Support and services	22,864	33.5	15,212	26.8	7,652	50.3

Total revenues	$68,321	100.0%	$56,789	100.0%	$11,532	20.3%

     Product Revenue. Product revenue derived from system sales primarily increased due to an increase in the number of systems sold. While we continued to experience lower revenue per megabyte for disk drives, this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our customers. We also experienced an increase in add-on hardware and software sales due to the ongoing growth in the number of our total end users, which increased to 2,124 as of June 30, 2010 from 1,491 as of June 30, 2009.
     Support and Services Revenues. Support revenue increased 48% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenue increased 68% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to an increase in the number of systems sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%
Cost of revenues
Product	$23,617	52.0%	$21,132	50.8%	$2,485	11.8%
Support and services	7,677	33.6	5,407	35.5	2,270	42.0

Total cost of revenues	$31,294	45.8%	$26,539	46.7%	$4,755	17.9%

Gross profit		54.2%		53.3%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and additional add-on hardware and software purchased by our customers.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $828,000 related to growth in our customer service and technical support headcount to 64 people from 50 people, increased hardware expense and related freight costs of $678,000 due to growth of our installed base, increased hardware service fees of $508,000 charged by our third-party hardware maintenance providers associated with the continuing growth of our installed base, and $119,000 increase in support and services related travel.
     Gross Profit. Gross profit increased due to the growth in revenues outpacing the growth in cost of revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Operating expenses
Sales and marketing	$25,366	37.1%	$20,666	36.4%	$4,700	22.7%
Research and development	8,837	12.9	5,884	10.4	2,953	50.2
General and administrative	4,222	6.2	2,950	5.2	1,272	43.1

Total operating expenses	$38,425	56.2%	$29,500	51.9%	$8,925	30.3%

     Sales and Marketing Expenses. Sales and marketing expenses increased primarily due to an increase in sales and marketing headcount to 211 people from 190 people, resulting in a $3.9 million increase in salaries, employee benefits, commissions and stock-based compensation expense, and a $354,000 increase in sales and marketing related travel and support costs, partially offset by a $280,000 decrease in channel partner referral commissions due to fewer orders being billed direct to the end user. The increase in headcount was partially offset by a change in the classification of our Technical Solutions team, consisting of 14 people, from a sales and marketing expense to a research and development expense as this team evaluates the interoperability of third party applications with our Storage Center’s technology. Increased marketing efforts led to an additional $600,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expenses. Research and development expenses increased primarily due to an increase in research and development headcount to 104 people from 68 people, resulting in a $2.5 million increase in salaries, employee benefits and stock-based compensation expense. A portion of the increase in headcount is due to the change in the classification of our Technical Solutions team as discussed previously in the sales and marketing expenses section above. This change resulted in an additional $946,000 in research and development expenses, or 1.4% of total revenues for the six months ended June 30, 2010. Depreciation expense increased $350,000 due to an increase in our purchases of lab equipment.
     General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in salaries, employee benefits and stock-based compensation expense of $868,000 due to an increase in staff headcount in finance, information technology, and human resources to 33 people from 20 people and due to an increase in compensation costs for existing employees. Legal fees increased $123,000 primarily due to legal fees associated with the legal proceedings as discussed in Note 9 of the notes to the condensed consolidated financial statements. Professional service fees increased $102,000 primarily due to increased placement service fees paid to outside recruiters and due to increased use of outside consultants for finance and human resources system implementations and enhancements.
Other Income, Net
     Other Income, Net. Other income, net decreased by $199,000 due to a $52,000 net loss on sale of investments and lower interest rates on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense decreased $135,000 due to decreases in U.S. federal alternative minimum income tax expense of $58,000 and state income tax expense of $106,000 due to lower taxable income, partially offset by an increase of $29,000 in foreign income taxes due to higher foreign taxable income.

Liquidity and Capital Resources
     We completed an initial public offering of our common stock on October 9, 2007 in which we sold 6,900,000 shares of our common stock at $13.50 per share for cash proceeds of $84.6 million, net of underwriting discounts and commissions and offering expenses. We have used these funds for general corporate purposes since our initial public offering and expect to continue to do so. We also completed a secondary offering of our common stock on November 17, 2009 in which we sold 600,000 shares of our common stock at $19.25 per share for cash proceeds of $10.7 million, net of underwriting discounts and commissions and offering expenses. Cash in excess of immediate operating requirements is invested in accordance with our investment policy, with a goal of maintaining liquidity and capital preservation. Our cash, cash equivalents and short and long-term investments are held in highly liquid money market funds, commercial paper, federal agency securities, corporate debt securities, municipal bonds, and certificates of deposit.
     Our cash, cash equivalents and short-term investments available to fund current operations were $57.6 million and $64.4 million at June 30, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and short-term investment balances decreased due to transfers of short-term investments to long-term investments that have higher yield rates. We held $74.4 million and $59.5 million of long-term investments at June 30, 2010 and December 31, 2009, respectively.
Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$11,362	$5,482
Net cash used in investing activities	(13,602)	(24,962)
Net cash provided by financing activities	1,099	633

Net decrease in cash and cash equivalents	$(1,141)	$(18,847)

Operating Activities
     Cash provided by operating activities was $11.4 million for the six months ended June 30, 2010. We incurred a net loss of $952,000, which included non-cash charges consisting of $1.6 million in depreciation and amortization expenses and $3.0 million in stock-based compensation expense. Cash provided by other operating activities included an increase in deferred revenues of $8.3 million, a decrease in accounts receivable of $2.6 million, and an increase in accrued compensation of $743,000, partially offset by an increase in inventories of $3.6 million. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreements. Accounts receivable decreased due to increased collections on billings that came in earlier in the quarter for the three months ended June 30, 2010. Accrued compensation increased primarily due to timing of payroll and benefit related payments, which is partially offset by a decrease in annual bonuses due to timing. The increase in inventories reflects an increase in spare parts due to the increase in the number of hardware maintenance agreements and an increase in component inventory to meet sales demands.
     Cash provided by operating activities was $5.5 million for the six months ended June 30, 2009. We reported net income of $1.3 million, which included non-cash charges consisting of $1.1 million in depreciation and amortization expenses and $2.1 million in stock-based compensation expense related to employees. Other cash generating operating activities included an increase in accounts payable of $5.4 million and an increase in deferred revenues of $8.0 million, offset by an increase in accounts receivable of $10.3 million. The increase in accounts payable is primarily due to the timing of inventory purchases and corresponding payments at the end of the quarter. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreements. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations.
Investing Activities
     Cash used in investing activities was $13.6 million for the six months ended June 30, 2010, consisting of $4.6 million for purchases of property and equipment and $57.9 million for purchases of investments, partially offset by $48.9 million of sales and maturities of investments.
     Cash used in investing activities was $25.0 million for the six months ended June 30, 2009, consisting of $1.9 million for purchases of property and equipment and $54.1 million for the purchase of investments, partially offset by $31.0 million of sales and maturities of investments.

Financing Activities
     Cash provided by financing activities was $1.1 million for the six months ended June 30, 2010, which consists of the cash received from the issuance of shares of common stock of $354,000 in conjunction with the exercise of stock options and $745,000 related to our Employee Stock Purchase Plan.
     Cash provided by financing activities was $633,000 for the six months ended June 30, 2009, which consists of the cash received from the issuance of shares of common stock of $212,000 in conjunction with the exercise of stock options and $421,000 related to our Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to further investment in human capital and capital equipment. For the remainder of 2010, capital expenditures are expected to be in the range of approximately $2.0 million to $2.5 million, primarily for product development. We believe that our current cash and cash equivalents, investments and the interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than scheduled payments through June 30, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our contractual obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates relating to our investment portfolio. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Through our money managers, we maintain risk management control systems to monitor interest rate risk. As of June 30, 2010, we had unrestricted cash and cash equivalents and short-term investments of $57.6 million. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates; however, declines in interest rates would reduce future investment income.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On April 14 and 15, 2010, respectively, two purported securities class actions were commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuits allege that the defendants made materially false or misleading public statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class of investors who purchased our common stock between October 28, 2009 and April 7, 2010. We believe that the allegations are without merit and intend to vigorously defend against them.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters of this type, as of June 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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
     We achieved profitability on an annual basis for the first time as of December 31, 2009, which we have not sustained on a quarterly basis since such time. We had net income of $4.8 million for the year ended December 31, 2009 and net losses of $416,000 and $7.8 million for the years ended December 31, 2008 and 2007, respectively. We experienced a net loss of $952,000 for the six months ended June 30, 2010 and as of June 30, 2010 our accumulated deficit was $46.0 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including sales and marketing, research and development and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to return to profitability on a quarterly basis and maintain profitability on an annual basis, which we may never do. In addition, the percentage growth rates we achieved in prior periods will not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to return to profitability on a quarterly basis or maintain profitability on an annual basis.
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
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $125.3 million in 2009, and our revenues were $68.3 million for the six months ended June 30, 2010. The percentage growth rates we achieved in prior periods will not be sustainable. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenues growth in dollars, we may not be able to return to profitability on a quarterly basis or maintain profitability on an annual basis and our stock price could decline.
     Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:
•	increase our channel partners and end users;

•	address new markets, such as large enterprise end users and end users outside the United States;

•	control expenses;

•	recruit, hire, train and manage additional qualified engineers;

•	add additional sales and marketing personnel;

•	expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.
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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. We market and sell Storage Center through an all-channel assisted sales model and we derive substantially all of our revenues from these channel partners. We generally enter into agreements with our channel partners outlining the terms of our relationship, including channel partner sales commitments, installation and configuration training requirements, and the channel partners’ acknowledgement of the existence of our sales registration process for registering potential systems sales to end users. These contracts typically have a term of one year, automatically renew, and are terminable without cause upon written notice to the other party. Our reseller agreements with our channel partners do not prohibit them from offering competitive products or services. Many of our channel partners also sell our competitors’ products. If our channel partners give higher priority to our competitors’ storage products, we may be unable to grow our revenues and could decrease our annual net income.
     We receive a substantial portion of our revenues from a limited number of channel partners. For the three months ended June 30, 2010 and 2009, our top ten channel partners accounted for 36% and 34% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenues. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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
     Historically, we have conducted only a small portion of our business internationally. We have two international offices and revenues from international sales were 13% and 20% for the three months ended June 30, 2010 and 2009, respectively and 16% and 18% for the six months ended June 30, 2010 and 2009, respectively. Although we expect that part of our future revenues growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. In January 2008, we entered into a marketing agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. AMEX agrees to use its best efforts to further the promotion, marketing and sale of Storage Center. The marketing agreement is renewable on an annual basis each January unless either party notifies the other party in writing of an intention to discontinue the relationship at least 90 days prior to the renewal date. If AMEX is not successful in helping us expand our international distribution channel, our revenues and our ability to compete internationally could be impaired.
     We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end user base internationally, in particular attracting and retaining channel partners with international capabilities or channel partners located in international markets. Our revenues and expenses could be adversely affected by a variety of factors associated with international operations some of which are beyond our control, including:
•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with international locations;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulty in contract enforcement;

•	regulatory, political or economic conditions in a specific country or region;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	export and import controls, trade protection measures and other regulatory requirements;

•	effects of changes in currency exchange rates;

•	potentially adverse tax consequences;

•	service provider and government spending patterns;

•	reduced protection of our intellectual property and other assets in some countries;

•	greater difficulty documenting and testing our internal controls;

•	differing employment practices and labor issues; and

•	man-made problems such as computer viruses and acts of terrorism and international conflicts.
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
     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2010, we have five issued patents in the United States, one issued foreign patent and additional patents applications pending in the United States and in foreign countries. The rights granted to us under our issued patents and, if the pending patent applications are granted, those applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
We have been named a defendant in purported securities class action lawsuits. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.
     On April 14 and 15, 2010, respectively, two purported securities class actions were commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuits allege that the defendants made materially false or misleading public statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class of investors who purchased our common stock between October 28, 2009 and April 7, 2010. It is possible that similar lawsuits may yet be filed in the same or other courts that name the same or additional defendants.
     We believe that the allegations are without merit and intend to vigorously defend against them. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of these actions and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot be certain of how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.
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
     Our directors and executive officers and their affiliates beneficially own approximately 29% of our outstanding common stock, as of July 30, 2010. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     None.
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-144255), that was declared effective by the Securities and Exchange Commission on October 9, 2007. We registered 6,900,000 shares of our common stock with a proposed maximum aggregate offering price of $93.1 million. The offering has terminated, and did not terminate until after the sale of all of the shares registered on the Registration Statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $13.50 per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Needham & Company, LLC, Piper Jaffray & Co., RBC Capital Markets and Thomas Weisel Partners LLC.
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $2.0 million. As of June 30, 2010, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and Philip E. Soran, dated April 12, 2010.				X

10.2	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and John P. Guider, dated April 12, 2010.				X

10.3	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated April 12, 2010.				X

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6th, 2010

Compellent Technologies, Inc.
/s/ John. R. Judd
John R. Judd
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Compellent Technologies, Inc.	8-K	10/16/07	3.1

3.2	Amended and Restated Bylaws of Compellent Technologies, Inc.	S-1	07/02/07	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate.	S-1/A	09/21/07	4.2

10.1	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and Philip E. Soran, dated April 12, 2010.				X

10.2	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and John P. Guider, dated April 12, 2010.				X

10.3	Agreement to Waive Annual Medical Allowance, by and between Compellent Technologies, Inc. and Lawrence E. Aszmann, dated April 12, 2010.				X

31.1	Certification of Chief Executive Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Compellent Technologies, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Compellent Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.