Form 10-Q
period 2010-09-30
COMPELLENT TECHNOLOGIES INC
filed 2010-11-05
CIK 1253955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, 31,862,966 shares of the registrant’s common stock, $0.001 par value, were outstanding.

COMPELLENT TECHNOLOGIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$26,070	$29,155
Short-term investments	33,815	35,218
Accounts receivable, net	38,257	36,702
Inventories, net	9,151	4,750
Other current assets	4,742	3,497

Total current assets	112,035	109,322

Long-term investments	78,912	59,472
Property and equipment, net	8,838	5,153

Total assets	$199,785	$173,947

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,957	$8,968
Accrued liabilities	2,200	1,261
Accrued compensation	7,666	5,489
Deferred revenues, current	32,910	25,668

Total current liabilities	52,733	41,386

Deferred revenues, non-current	18,325	12,529
Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares authorized; 31,839,999 and 31,674,940 shares issued and outstanding as of September 30, 2010 and December 31, 2009	32	32
Additional paid in capital	170,772	164,885
Accumulated deficit	(42,702)	(45,062)
Accumulated other comprehensive income	625	177

Total stockholders’ equity	128,727	120,032

Total liabilities and stockholders’ equity	$199,785	$173,947

See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Product	$28,866	$22,987	$74,323	$64,564
Support and services	13,199	9,225	36,063	24,437

Total revenues	42,065	32,212	110,386	89,001

Cost of revenues
Product	14,409	10,957	38,026	32,089
Support and services	4,141	2,825	11,818	8,232

Total cost of revenues	18,550	13,782	49,844	40,321

Gross profit	23,515	18,430	60,542	48,680

Operating expenses
Sales and marketing	13,228	11,386	38,594	32,052
Research and development	5,075	3,276	13,912	9,160
General and administrative	2,165	1,680	6,387	4,630

Total operating expenses	20,468	16,342	58,893	45,842

Operating income	3,047	2,088	1,649	2,838
Other income, net	423	465	1,139	1,380

Income before income taxes	3,470	2,553	2,788	4,218
Income tax expense	158	294	428	699

Net income	$3,312	$2,259	$2,360	$3,519

Net income per weighted average share, basic	$0.10	$0.07	$0.07	$0.11
Net income per weighted average share, diluted	$0.10	$0.07	$0.07	$0.11
Weighted average shares, basic	31,827	30,818	31,770	30,732
Weighted average shares, diluted	32,818	31,944	32,803	31,682
See accompanying notes to condensed consolidated financial statements.

COMPELLENT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$2,360	$3,519
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,640	1,700
Stock-based compensation expense	4,570	3,033
Changes in operating assets and liabilities:
Accounts receivable, net	(1,555)	(11,497)
Inventories, net	(4,401)	(591)
Other current assets	(1,245)	(1,496)
Accounts payable	989	4,236
Accrued liabilities	946	(55)
Accrued compensation	2,177	518
Deferred revenues	13,038	11,158

Net cash provided by operating activities	19,519	10,525

Investing activities
Purchases of property and equipment	(6,325)	(2,902)
Purchases of investments	(96,371)	(81,614)
Proceeds from sales of investments	61,893	39,807
Proceeds from maturities of investments	16,911	13,536

Net cash used in investing activities	(23,892)	(31,173)

Financing activities
Proceeds from issuance of common stock	1,288	951

Net decrease in cash and cash equivalents	(3,085)	(19,697)
Cash and cash equivalents, beginning of period	29,155	51,989

Cash and cash equivalents, end of period	$26,070	$32,292

Supplemental cash flow disclosure:
Cash paid for income taxes	$341	$567
Supplemental non-cash disclosure:
Vesting of restricted common stock	$29	$87
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
     Certain reclassifications have been made to prior years’ notes to the condensed consolidated financial statements to conform to the current year presentation. The reclassifications were deemed immaterial to the financial statements as they had no effect on net income, total stockholders’ equity, total assets or cash flows.
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
     The following table presents information about our financial assets included in our condensed consolidated balance sheets that are measured at fair value on a recurring basis for the periods presented, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The hierarchy is broken down into three levels. Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 inputs are generated from model-based techniques that use significant assumptions not observable in the market. On June 30, 2010, we transferred our corporate debt securities, with a fair value of $55.2 million, from Level 1 to Level 2. We use significant observable inputs to value our corporate debt securities, which more closely align with the definition of Level 2 inputs provided above. We recognize transfers into and out of the fair value hierarchy levels at the end of a reporting period.

		Fair Value Measurements Using
	September 30,		(in thousands)
Description	2010	Level 1	Level 2	Level 3
Assets:
Cash (1)	$3,870	$3,870	$—	$—
Corporate debt securities (2)	59,725	—	59,725	—
U.S. agency securities (3)	31,744	—	31,744	—
Municipal bonds (2)	7,582	—	7,582	—
Commercial paper (4)	16,985	—	16,985	—
Certificates of deposit (2)	1,691	—	1,691	—
Money market funds (1)	17,200	17,200	—	—

Total	$138,797	$21,070	$117,727	$—

		Fair Value Measurements Using
	December 31,		(in thousands)
Description	2009	Level 1	Level 2	Level 3
Assets:
Cash (1)	$1,276	$1,276	$—	$—
Corporate debt securities (2)	50,172	50,172	—	—
U.S. agency securities (2)	27,394	—	27,394	—
Municipal bonds (2)	5,925	—	5,925	—
Commercial paper (5)	2,998	—	2,998	—
Certificates of deposit (5)	1,396	—	1,396	—
Variable rate demand notes (5)	6,806	—	6,806	—
Money market funds (1)	27,878	27,878	—	—

Total	$123,845	$79,326	$44,519	$—

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

(2)	Included in short-term and long-term investments on the consolidated balance sheets.

(3)	Included in long-term investments on the consolidated balance sheets.

(4)	Included in cash and cash equivalents and short-term investments on the consolidated balance sheets.

(5)	Included in short-term investments on the consolidated balance sheets.
     Available-for-sale investments included in the Level 2 category above are based on significant observable inputs, such inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data.
Investments
     The amortized cost, gross unrealized gains and losses and fair values of available-for-sale investments for the periods presented consist of the following (in thousands):

		Gross Unrealized
At September 30, 2010	Cost	Gains	Losses	Fair Value
Corporate debt securities	$59,097	$635	$(7)	$59,725
U.S. agency securities	31,694	50	—	31,744
Municipal bonds	7,584	12	(14)	7,582
Commercial paper	16,985	—	—	16,985
Certificates of deposit	1,691	—	—	1,691
Money market funds	17,200	—	—	17,200

Total	$134,251	$697	$(21)	$134,927

		Gross Unrealized
At December 31, 2009	Cost	Gains	Losses	Fair Value
Corporate debt securities	$49,972	$323	$(123)	$50,172
U.S. agency securities	27,399	34	(39)	27,394
Municipal bonds	5,915	13	(3)	5,925
Commercial paper	2,998	—	—	2,998
Certificates of deposit	1,396	—	—	1,396
Variable rate demand notes	6,806	—	—	6,806
Money market funds	27,878	—	—	27,878

Total	$122,364	$370	$(165)	$122,569

     All of our securities in an unrealized loss position as of September 30, 2010 had been in an unrealized loss position for less than twelve months. We intend to hold these securities until maturity and the possibility that we will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information such as revised estimates of cash flows and specific conditions affecting the investment, we expect to recover the entire amortized cost basis of these securities. Therefore, there was no other-than-temporary impairment charges recorded during the first nine months of 2010 or 2009.
     The amortized cost and fair value of available-for-sale investments by contractual maturity at September 30, 2010 are as follows (in thousands):

	Cost	Fair Value
Due in one year or less	$55,987	$56,015
Due between one year to five years	78,264	78,912

Total	$134,251	$134,927

     Securities classified as available-for-sale are carried at estimated fair value with unrealized gains and losses, net of tax if applicable, recorded as a component of accumulated other comprehensive income. Upon the sale of a security classified as available-for-sale, the amount reclassified out of accumulated other comprehensive income into other income, net is based on the specific identification method.
     Our proceeds from sales and maturities of available-for-sale investments were $30.0 million and $22.3 million for the three months ended September 30, 2010 and 2009, respectively. Our proceeds from sales and maturities of available-for-sale investments were $78.8 million and $53.3 million for the nine months ended September 30, 2010 and 2009, respectively. By identifying the specific cost of each security that has been sold or that has matured, we realized gross gains of $78,000 and $69,000 on our sales and maturities in the three months ended September 30, 2010 and 2009, respectively. We realized gross gains of $121,000 and $82,000 on our sales and maturities in the nine months ended September 30, 2010 and 2009, respectively. We realized gross losses of $95,000 for the nine months ended September 30, 2010 and had no realized losses for the three months ended September 30, 2010 and 2009 or the nine months ended September 30, 2009. Gross realized gains and losses are recognized in other income, net on the condensed consolidated statement of operations.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Component materials	$4,668	$2,045
Finished systems	4,483	2,705

Total	$9,151	$4,750

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Computer equipment	$13,720	$8,855
Computer software	981	951
Office furniture and fixtures	1,422	1,200
Leasehold improvements	2,402	1,217

	18,525	12,223
Accumulated depreciation and amortization	(9,687)	(7,070)

Total	$8,838	$5,153

5. Comprehensive Income
     Comprehensive income consists of our net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$3,312	$2,259	$2,360	$3,519
Net changes in other comprehensive income:
Cumulative translation adjustment	(4)	—	(22)	(12)
Unrealized gain on investments, net	173	78	470	174

Total comprehensive income	$3,481	$2,337	$2,808	$3,681

6. Stock-Based Compensation
Option Activity
     A summary of option activity for the 2002 Stock Option Plan, or 2002 Plan, and 2007 Equity Incentive Plan, or 2007 Plan, for the nine months ended September 30, 2010 are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual
	Shares	Share	Life
Options outstanding at December 31, 2009	3,374,061	$9.19	6.00
Granted	973,789	15.69	—
Exercised	(95,943)	5.50	—
Cancelled	(89,811)	13.15	—

Options outstanding at September 30, 2010	4,162,096	$10.71	5.51

Options exercisable at September 30, 2010	2,076,109	$7.79	5.28
Stock-Based Compensation Expense
     Stock-based compensation expense for the 2002 Plan, 2007 Plan, and Employee Stock Purchase Plan included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of product	$19	$10	$52	$36
Cost of support and services	49	18	138	156
Sales and marketing	699	405	2,071	1,298
Research and development	353	139	956	552
General and administrative	488	386	1,353	991

Total stock-based compensation expense	$1,608	$958	$4,570	$3,033

     As of September 30, 2010, there is $13.5 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our stock option plans. This expense will be amortized on a straight-line basis over a weighted-average period of 2.7 years.
7. Net Income Per Share
     The following table sets forth the computation of net income per common share (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	31,827	30,818	31,770	30,732
Dilutive effect of stock options and unvested restricted common stock	991	1,126	1,033	950

Diluted weighted-average shares outstanding	32,818	31,944	32,803	31,682

Net income	$3,312	$2,259	$2,360	$3,519
Net income per weighted average share, basic and diluted	$0.10	$0.07	$0.07	$0.11

     For the three months ended September 30, 2010 and 2009, we had 2.1 million and 1.1 million options outstanding, respectively, that were excluded from the computations of diluted net income per share because including them would have had an anti-dilutive effect. For the nine months ended September 30, 2010 and 2009, we had 1.8 million and 1.5 million options outstanding, respectively, that were excluded from the computations of diluted net income per share because including them would have had an anti-dilutive effect
8. Income Taxes
     Income tax expense was $158,000 and $294,000 for the three months ended September 30, 2010 and 2009, respectively. Income tax expense was $428,000 and $699,000 for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense for both the three and nine months ended September 30, 2010 and 2009 primarily consists of federal AMT and state income tax expense. Federal AMT was provided on the portion of our AMT income which could not be entirely offset by the available alternative net operating loss, or NOL, carryforwards.
     In assessing the realization of deferred tax assets, we have considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of projected future taxable income over the periods in which the deferred tax assets are deductible and our history of losses, we believe that it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2010 and December 31, 2009, respectively.
     We recognize the financial statement effects of a tax position when it is more likely than not that the position will be sustained upon examination. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to uncertain tax provisions as part of our provision for income taxes. We have not currently reserved for any interest or penalties for such reserves. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$430
Increase related to current year tax positions	18

Balance at September 30, 2010	$448
     We are subject to U.S. federal income tax as well as state income tax in multiple jurisdictions. The typical statute of limitations is three years from the filing of the federal income tax return. However, due to NOL carryforwards from prior periods and the utilization of those NOL carryforwards on current and future income tax returns, the statute remains open for the Internal Revenue Service and the appropriate state income taxing authorities to review the losses from 2002 to 2009. We are also subject to income tax in two foreign jurisdictions which have open tax years varying by jurisdiction that range from 2007 to 2009. We do not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.
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
Legal Proceedings
     On April 14 and 15, 2010, respectively, two purported securities class actions were commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuits allege that the defendants made materially false or misleading public statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class of investors who purchased our common stock between October 28, 2009 and April 7, 2010. On September 30, 2010, we moved to dismiss the Consolidated Amended Complaint. We believe that the allegations are without merit and intend to vigorously defend against them.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters of this type. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
United States	$36,169	$27,166	$93,882	$73,810
International	5,896	5,046	16,504	15,191

Total	$42,065	$32,212	$110,386	$89,001

     We did not hold any long-lived assets outside of the United States as of September 30, 2010 and December 31, 2009.
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
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:
•	our expectations regarding our net income, revenues, gross margin, expenses and earnings per share;

•	our expectations regarding unfavorable economic and market conditions, including lessening demand in the information technology market;

•	our ability to compete in our industry;

•	our ability to maintain and grow our channel partner relationships;

•	our growth strategy and our growth rate;

•	our ability to protect our intellectual property rights;

•	pricing and availability of our suppliers’ products; and

•	assumptions underlying or related to any of the foregoing.
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
Overview
     We are a leading provider of enterprise-class network storage solutions that automate the movement and management of data at a granular level, enabling organizations to constantly adapt to change. We combine our sophisticated software with standards-based hardware into a single integrated solution. Our Storage Center is a Storage Area Network, or SAN, that is designed to significantly lower storage and infrastructure capital expenditures, reduce the skill level and number of personnel required to manage information and enable continuous data availability and storage virtualization. Storage Center is based on our innovative Fluid Data Architecture, which allows enterprises of all sizes to actively and intelligently store, recover and manage large amounts of data with minimal effort, which can allow our customers to reduce costs and easily secure information against downtime or disaster. As of September 30, 2010, Storage Center was installed in 2,303 enterprises worldwide, across a wide variety of industries including education, financial services, government, healthcare, insurance, legal, media, retail, technology and transportation. We believe that Storage Center is the most comprehensive enterprise-class network storage solution available today, providing increased functionality and lower total cost of ownership when compared to competitive storage systems.

     We developed our Storage Center software and hardware solution to target mid-size and larger enterprises. We believe mid-size and larger enterprises are acutely impacted by the proliferation of data and that their need for a scalable and cost-effective storage solution has historically been unmet. We believe our business model is highly differentiated and provides us with several competitive advantages. We sell our products through an all-channel assisted sales model designed to enable us to quickly scale and cost effectively increase sales. Our sales team is spread geographically throughout the United States and in certain international markets. We also employ a virtual manufacturing strategy, which significantly reduces inventory and eliminates the need for in-house and outsourced manufacturing.
Critical Accounting Policies and Estimates
     Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 5, 2010. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2010.
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
Results of Operations
     The following table sets forth a summary of our condensed consolidated statements of operations and the related changes for the periods shown (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%
Revenues
Product	$28,866	$22,987	$5,879	25.6%	$74,323	$64,564	$9,759	15.1%
Support and services	13,199	9,225	3,974	43.1	36,063	24,437	11,626	47.6

Total revenues	42,065	32,212	9,853	30.6	110,386	89,001	21,385	24.0
Cost of revenues
Product	14,409	10,957	3,452	31.5	38,026	32,089	5,937	18.5
Support and services	4,141	2,825	1,316	46.6	11,818	8,232	3,586	43.6

Total cost of revenues	18,550	13,782	4,768	34.6	49,844	40,321	9,523	23.6

Gross profit	23,515	18,430	5,085	27.6	60,542	48,680	11,862	24.4
Operating expenses
Sales and marketing	13,228	11,386	1,842	16.2	38,594	32,052	6,542	20.4
Research and development	5,075	3,276	1,799	54.9	13,912	9,160	4,752	51.9
General and administrative	2,165	1,680	485	28.9	6,387	4,630	1,757	37.9

Total operating expenses	20,468	16,342	4,126	25.2	58,893	45,842	13,051	28.5

Operating income	3,047	2,088	959	45.9	1,649	2,838	(1,189)	(41.9)
Other income, net	423	465	(42)	(9.0)	1,139	1,380	(241)	(17.5)

Income before income taxes	3,470	2,553	917	35.9	2,788	4,218	(1430)	(33.9)
Income tax expense	158	294	(136)	(46.3)	428	699	(271)	(38.8)

Net income	$3,312	$2,259	$1,053	46.6%	$2,360	$3,519	$(1,159)	(32.9)%

Comparison of Three Months Ended September 30, 2010 and 2009
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Revenues
Product	$28,866	68.6%	$22,987	71.4%	$5,879	25.6%
Support and services	13,199	31.4	9,225	28.6	3,974	43.1

Total revenues	$42,065	100.0%	$32,212	100.0%	$9,853	30.6%

     Product Revenue. Product revenue derived from system sales primarily increased due to an increase in the number of systems sold. While we continued to experience lower revenue per megabyte for disk drives, this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our customers. We also experienced an increase in add-on hardware and software sales due to the ongoing growth in the number of our total customers, which increased to 2,303 as of September 30, 2010 from 1,627 as of September 30, 2009.
     Support and Services Revenues. Support revenue increased 50% primarily due to the renewal of maintenance agreements by existing end users and the growth of our installed base. Services revenue remained consistent due to the increase in the number of installations as a result of the growth of our installed base being offset by the decrease in the average sales price of our installation services due to sales of our lower price self-service installation offering starting in November 2009.
Cost of Revenues and Gross Profit
     Cost of revenues and gross profit and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%
Cost of revenues
Product	$14,409	49.9%	$10,957	47.7%	$3,452	31.5%
Support and services	4,141	31.4	2,825	30.6	1,316	46.6

Total cost of revenues	$18,550	44.1%	$13,782	42.8%	$4,768	34.6%

Gross profit		55.9%		57.2%
     Cost of Product Revenue. Cost of product revenue increased primarily due to increased component hardware costs associated with the increased number of systems sold.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries and employee benefits expense of $448,000 related to growth in our customer service and technical support headcount to 80 people from 57 people, increased hardware expense and related freight costs of $279,000 due to growth of our installed base, and increased hardware service fees of $502,000 charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base.
     Gross Profit. Gross profit decreased due to the growth of cost of revenues outpacing the growth of revenue.

Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Operating expenses
Sales and marketing	$13,228	31.4%	$11,386	35.3%	$1,842	16.2%
Research and development	5,075	12.1	3,276	10.2	1,799	54.9
General and administrative	2,165	5.1	1,680	5.2	485	28.9

Total operating expenses	$20,468	48.7%	$16,342	50.7%	$4,126	25.2%

     Sales and Marketing Expenses. Sales and marketing expenses increased primarily due to an increase in sales and marketing headcount to 220 people from 200 people, resulting in a $1.3 million increase in salaries, employee benefits, commissions and stock-based compensation expense. The increase in headcount was partially offset by a change in the classification of our Technical Solutions team, consisting of 15 people, from a sales and marketing expense to a research and development expense as this team evaluates the interoperability of third-party applications with our Storage Center’s technology. An increase in orders billed directly to end users led to an additional $114,000 of expense related to channel partner referral commissions.
     Research and Development Expenses. Research and development expenses increased primarily due to an increase in research and development headcount to 111 people from 68 people, resulting in a $1.4 million increase in salaries, employee benefits and stock-based compensation expense. A portion of the increase in headcount is due to the change in the classification of our Technical Solutions team as discussed previously in the sales and marketing expenses section above. This change resulted in an additional $483,000 in research and development expenses, or 1.1% of total revenues for the three months ended September 30, 2010. Depreciation expense increased $292,000 due to an increase in purchases of lab equipment.
     General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in salaries, employee benefits and stock-based compensation expense of $449,000 due to an increase in staff headcount in finance, information technology, and human resources to 36 people from 21 people and due to an increase in compensation costs for existing employees.
Other Income, Net
     Other Income, Net. Other income, net, decreased $42,000 primarily due to lower interest rates on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense, which consists primarily of federal alternative minimum income tax and state income tax expense, decreased $136,000.
Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues
     Revenues and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Revenues
Product	$74,323	67.3%	$64,564	72.5%	$9,759	15.1%
Support and services	36,063	32.7	24,437	27.5	11,626	47.6

Total revenues	$110,386	100.0%	$89,001	100.0%	$21,385	24.0%

     Product Revenue. Product revenue derived from system sales primarily increased due to an increase in the number of systems sold. While we continued to experience lower revenue per megabyte for disk drives, this was offset by increased revenue from enhanced capacity and complexity of systems purchased by our customers. We also experienced an increase in add-on hardware and software sales due to the ongoing growth in the number of our total customers, which increased to 2,303 as of September 30, 2010 from 1,627 as of September 30, 2009.
     Support and Services Revenues. Support revenue increased 49% primarily due to the renewal of maintenance agreements by existing end users and the growth of the installed base. Services revenue increased 37% due to an increase in end user and channel partner training programs and an increase in Storage Center installations. These increases were due to an increase in the number of systems sold and our sales and marketing efforts to grow services revenue.
Cost of Revenues and Gross Margin
     Cost of revenues and gross margin and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009
		%		%
		of Related		of Related	Change
	$	Revenues	$	Revenues	$	%
Cost of revenues
Product	$38,026	51.2%	$32,089	49.7%	$5,937	18.5%
Support and services	11,818	32.8	8,232	33.7	3,586	43.6

Total cost of revenues	$49,844	45.2%	$40,321	45.3%	$9,523	23.6%

Gross profit		54.8%		54.7%
     Cost of Product Revenue. Cost of product revenue increased due to increased component hardware costs associated with the increased number of systems and additional add-on hardware and software purchased by our customers.
     Cost of Support and Services Revenues. Cost of support and services revenues increased primarily due to increased salaries, employee benefits and stock-based compensation expense of $1.3 million related to growth in our customer service and technical support headcount to 80 people from 57 people, increased hardware expense and related freight costs of $903,000 due to growth of our installed base, increased hardware service fees of $1.0 million charged by our third-party hardware maintenance provider associated with the continuing growth of our installed base, and $192,000 increase in support and services related travel.
     Gross Profit. Gross profit remained consistent as growth of revenues remained consistent with growth of cost of revenues.
Operating Expenses
     Operating expenses and the related changes for the periods shown were as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009
		%		%
		of Total		of Total	Change
	$	Revenues	$	Revenues	$	%
Operating expenses
Sales and marketing	$38,594	35.0%	$32,052	36.0%	$6,542	20.4%
Research and development	13,912	12.6	9,160	10.3	4,752	51.9
General and administrative	6,387	5.8	4,630	5.2	1,757	37.9

Total operating expenses	$58,893	53.4%	$45,842	51.5%	$13,051	28.5%

     Sales and Marketing Expenses. Sales and marketing expenses increased primarily due to an increase in sales and marketing headcount to 220 people from 200 people, resulting in a $5.4 million increase in salaries, employee benefits, commissions and stock-based compensation expense, and a $597,000 increase in sales and marketing related travel and support costs, partially offset by a $166,000 decrease in channel partner referral commissions due to fewer orders being billed directly to end users. The increase in headcount was partially offset by a change in the classification of our Technical Solutions team, consisting of 15 people, from a sales and marketing expense to a research and development expense as this team evaluates the interoperability of third-party applications with our Storage Center’s technology. Increased marketing efforts led to an additional $307,000 of expense related to partner programs, trade shows and other promotional activities.
     Research and Development Expenses. Research and development expenses increased primarily due to an increase in research and development headcount to 111 people from 68 people, resulting in a $3.9 million increase in salaries, employee benefits and stock-based compensation expense. A portion of the increase in headcount is due to the change in the classification of our Technical Solutions team as discussed previously in the sales and marketing expenses section above. This change resulted in an additional $1.4 million in research and development expenses, or 1.3% of total revenues for the nine months ended September 30, 2010. Depreciation expense increased $642,000 due to an increase in our purchases of lab equipment.
     General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in salaries, employee benefits and stock-based compensation expense of $1.3 million due to an increase in staff headcount in finance, information technology, and human resources to 36 people from 21 people and due to an increase in compensation costs for existing employees. Legal fees increased $210,000 primarily due to legal fees associated with the legal proceedings as discussed in Note 9 of the notes to the condensed consolidated financial statements.
Other Income, Net
     Other Income, Net. Other income, net decreased by $241,000 due to a $95,000 net loss on sale of investments and lower interest rates on increased cash and cash equivalents and investment balances.
Income Tax Expense
     Income Tax Expense. Income tax expense, which consists primarily of federal alternative minimum income tax and state income tax expense, decreased $271,000.
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
     Our cash, cash equivalents and short-term investments available to fund current operations were $59.9 million and $64.4 million at September 30, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and short-term investment balances decreased due to transfers of short-term investments to long-term investments that have higher yield rates. We held $78.9 million and $59.5 million of long-term investments at September 30, 2010 and December 31, 2009, respectively.

Cash Flows
     The following table summarizes our cash flows for the periods shown (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$19,519	$10,525
Net cash used in investing activities	(23,892)	(31,173)
Net cash provided by financing activities	1,288	951

Net decrease in cash and cash equivalents	$(3,085)	$(19,697)

Operating Activities
     Cash provided by operating activities was $19.5 million for the nine months ended September 30, 2010. We reported net income of $2.4 million, which included non-cash charges consisting of $2.6 million in depreciation and amortization expenses and $4.6 million in stock-based compensation expense. Cash provided by other operating activities included an increase in deferred revenues of $13.0 million and an increase in accrued compensation of $2.2 million, partially offset by an increase in inventories of $4.4 million and an increase in accounts receivable of $1.6 million. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreements. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations. The increase in accrued compensation reflects the timing of payroll and benefit related payments, which is partially offset by a decrease in annual bonuses due to timing. The increase in inventories reflects an increase in spare parts due to the increases in the number of hardware maintenance agreements and in component inventory to meet sales demands.
     Cash provided by operating activities was $10.5 million for the nine months ended September 30, 2009. We reported net income of $3.5 million, which included non-cash charges consisting of $1.7 million in depreciation and amortization expenses and $3.0 million in stock-based compensation expense. Cash provided by other operating activities included an increase in accounts payable of $4.2 million and an increase in deferred revenues of $11.2 million, partially offset by an increase in accounts receivable of $11.5 million and an increase in other current assets of $1.5 million. The increase in accounts payable is primarily due to the timing of inventory purchases and corresponding payments at the end of the quarter. The increase in deferred revenues reflects an increase in our customer base and related increase in the purchase of our maintenance agreements, which are paid for in advance but recorded as revenue ratably over the term of the agreements. The increase in accounts receivable reflects an overall increase in revenues primarily due to the expansion of our operations. The increase in other current assets is primarily due to an increase in prepayments to third-party hardware maintenance service providers.
Investing Activities
     Cash used in investing activities was $23.9 million for the nine months ended September 30, 2010, which consists of $6.3 million for purchases of property and equipment and $96.4 million for purchases of investments, partially offset by $78.8 million of sales and maturities of investments.
     Cash used in investing activities was $31.2 million for the nine months ended September 30, 2009, which consists of $2.9 million for purchases of property and equipment and $81.6 million for the purchase of investments, partially offset by $53.3 million of sales and maturities of investments.
Financing Activities
     Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2010, which consists of the cash received from the issuance of shares of common stock of $543,000 in conjunction with the exercise of stock options and $745,000 related to our Employee Stock Purchase Plan.
     Cash provided by financing activities was $951,000 for the nine months ended September 30, 2009, which consists of the cash received from the issuance of shares of common stock of $530,000 in conjunction with the exercise of stock options and $421,000 related to our Employee Stock Purchase Plan.

Operating and Capital Expenditure Requirements
     We anticipate using available cash to fund growth in operations and to further investment in human capital and capital equipment. For the remainder of 2010, capital expenditures are expected to be in the range of approximately $1.0 million to $1.5 million, primarily for product development. We believe that our current cash and cash equivalents, investments and the interest we earn on these balances, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or convertible debt securities or enter into a credit facility. The sale of additional equity and convertible debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.
Contractual Obligations
     There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010, other than scheduled payments through September 30, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our contractual obligations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates relating to our investment portfolio. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Through our money managers, we maintain risk management control systems to monitor interest rate risk. As of September 30, 2010, we had unrestricted cash and cash equivalents and short-term investments of $59.9 million. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates; however, declines in interest rates would reduce future investment income.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on their evaluations as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 14 and 15, 2010, respectively, two purported securities class actions were commenced in the U.S. District Court for the District of Minnesota, naming us and certain of our executive officers as defendants. The lawsuits allege that the defendants made materially false or misleading public statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to represent a class of investors who purchased our common stock between October 28, 2009 and April 7, 2010. On September 30, 2010, we moved to dismiss the Consolidated Amended Complaint. We believe that the allegations are without merit and intend to vigorously defend against them.
     In the ordinary course of business, we are also from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters of this type, as of September 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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
     We achieved profitability on an annual basis for the first time as of December 31, 2009. We had net income of $4.8 million for the year ended December 31, 2009 and net losses of $416,000 and $7.8 million for the years ended December 31, 2008 and 2007, respectively. We reported net income of $2.4 million for the nine months ended September 30, 2010 and as of September 30, 2010 our accumulated deficit was $42.7 million. We expect to make significant expenditures related to the development of our products and expansion of our business, including sales and marketing, research and development and general and administrative expenses. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenues to sustain profitability on a quarterly or an annual basis, which we may never do. In addition, the percentage growth rates we achieved in prior periods will not be sustainable and we may not be able to increase our revenues sufficiently in absolute dollars to sustain profitability on a quarterly or an annual basis.
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
     Our ability to compete depends on a number of factors, including:
•	our product’s functionality, scalability, performance, ease of use, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies;

•	our ability to attract and retain value-added resellers, which we refer to as channel partners;

•	our name recognition and reputation;

•	our ability to recruit software engineers and sales and marketing personnel; and

•	our ability to protect our intellectual property.

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
     A number of very large corporations have historically dominated the storage market. We consider our primary competitors to be companies that provide Storage Area Network, or SAN products, such as 3Par, Inc., Dell, Inc., EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems Corporation, IBM, NetApp, Inc. and Xiotech Corporation. Some of our competitors, including Dell, HP, EMC and NetApp, have made acquisitions of businesses that allow them to offer more directly competitive and comprehensive solutions than they had previously offered. Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging storage companies, original equipment manufacturers, and from systems and network management companies. In addition, there may be new technologies that are introduced that reduce demand for, or make our, storage solution architecture obsolete. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.
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
     We are particularly vulnerable to fluctuations in demand for storage area network products in general and Storage Center in particular. If the storage markets grow more slowly than anticipated or if demand for Storage Center does not grow as quickly as anticipated, whether as a result of competition, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our end users or other factors, we may not be able to increase our revenues sufficiently to sustain profitability on a quarterly or an annual basis and our stock price would decline.
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
We may not sustain our percentage growth rate and we may not be able to manage any future growth effectively.
     We have experienced significant growth in a short period of time. Our revenues increased from $3.9 million in 2004 to $125.3 million in 2009, and our revenues were $110.4 million for the nine months ended September 30, 2010. The percentage growth rates we achieved in prior periods may not be sustainable. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenues growth in dollars, we may not be able to sustain profitability on a quarterly or an annual basis and our stock price could decline.
     Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:
•	increase our channel partners and end users;

•	address new end user markets, such as larger enterprises and outside the United States;

•	control expenses;

•	recruit, hire, train and manage additional qualified engineers;

•	add additional sales and marketing personnel;

•	expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.
     We intend to increase our investment in sales and marketing, research and development and general and administrative and other functions to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could decrease our quarterly and/or annual net income.
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
We receive a substantial portion of our revenues from a limited number of channel partners, and the loss of or a significant reduction in orders from one or more of our major channel partners would result in lower revenues.
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
     We receive a substantial portion of our revenues from a limited number of channel partners. For the three months ended September 30, 2010 and 2009, our top ten channel partners accounted for 52% and 47% of our revenues, respectively. We anticipate that we will continue to be dependent upon a limited number of channel partners for a significant portion of our revenues for the foreseeable future and, in some cases, the portion of our revenues attributable to individual channel partners may increase in the future. The loss of one or more key channel partners or a reduction in sales through any major channel partner would reduce our revenues. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our revenue opportunities will be reduced.
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
     We currently rely on a limited number of suppliers for components such as system controllers, enclosures, disk drives and switches utilized in the assembly of Storage Center. We generally purchase components on a purchase order basis and do not have long-term supply contracts with these suppliers. In particular, we rely on Avnet, Inc., a value-added distributor, to provide us with customized system controllers, which Avnet generally obtains from Supermicro Computer, Inc., a server and component manufacturer. We also rely on Xyratex Corporation, a provider of data storage subsystems, to provide us with their custom enclosures and disk drives. Xyratex purchases most of the disk drives that it supplies to us from Seagate Technology, Inc., a disk drive manufacturer. Our reliance on these key suppliers reduces our control over the manufacturing process, exposing us to risks, including reduced control over product quality, production costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components, because we do not have long-term supply commitments and generally purchase our products on a purchase order basis. Component quality is particularly significant with respect to our suppliers of disk drives. We have in the past and may in the future experience disk drive failures, which could cause our reputation to suffer, our competitive position to be impaired and our customers to select other vendors. To meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. In addition, there are periodic supply-and-demand issues for disk drives that could result in component shortages, selective supply allocations and increased prices of such components. We may not be able to obtain our full requirements of components, including disk drives, that we need for our storage products or the prices of such components may increase. If we fail to effectively manage our relationships with our key suppliers, or if our key suppliers increase prices of components, experience delays, disruptions, capacity constraints, or quality control problems in their manufacturing operations, our ability to ship products to our channel partners or end users could be impaired and our competitive position and reputation could be adversely affected. Qualifying a new key supplier is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenues and damage our channel partner or end user relationships.
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
     Historically, we have conducted only a small portion of our business internationally. We have two international offices and revenues from international sales were 14% and 16% for the three months ended September 30, 2010 and 2009, respectively and 15% and 17% for the nine months ended September 30, 2010 and 2009, respectively. Although we expect that part of our future revenues growth will be from channel partners and end users located outside of the United States, we may not be able to increase international market demand for Storage Center. We currently maintain an agreement with AMEX, Inc., an export firm, pursuant to which we granted AMEX exclusive distribution rights to resell Storage Center to resellers and end users internationally, except in Canada. This agreement has been modified, such that, effective January 2011, AMEX will no longer market and resell Storage Center, but rather act solely as an international distributor of our product. We intend to significantly expand our international sales team in 2011 to help grow our international sales as well as continue to build out our international channel relationships. If we are not successful in expanding our international sales team and related distribution channel, our revenues and our ability to compete internationally could be impaired.
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

     We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2010, we have five issued patents in the United States, two issued foreign patents and additional patents applications pending in the United States and in foreign countries. The rights granted to us under our issued patents and, if the pending patent applications are granted, those applications may not be meaningful or provide us with any commercial advantage and they could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Foreign patent protection is generally not as comprehensive as U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell or intend to sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
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
     Our directors and executive officers and their affiliates beneficially own approximately 29% of our outstanding common stock, as of October 29, 2010. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors, adopting new compensation plans and approving mergers, acquisitions or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change of control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders.
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
     As a result of our initial public offering, we raised a total of approximately $84.6 million in net proceeds after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $2.0 million. As of September 30, 2010, $5.0 million of the $84.6 million in net proceeds has been utilized as working capital in support of operations, with the remainder included in our investment portfolio. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
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
Dated: November 5, 2010

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